Form 10-K
period 2011-07-31
Santo Pita Corp
filed 2011-11-03
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31 , 2011
OR
[ ]	TRANSITIOINAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transitional period from _____________ to ______________

Commission file number 333-169503

SANTO PITA CORPORATION.
(Exact name of registrant as specified in its charter)

NEVADA	27-0518586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Plaza Tania, Romulo Betancourt No 28 Local 306
Bella Vista, Santo Domingo, Dominican Republic
(Address of principal executive offices, including zip code.)

1-809-533- 9443
(telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange in which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months

(or for such shorter period that the registrant was required to submit and post such files). Yes  [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 28, 2011 is $0.00

As of October 28, 2011, the registrant had 55,966,663 shares issued and outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Santo Pita Corporation and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

ITEM 1.     BUSINESS

General

            We were incorporated in the State of Nevada on July 8, 2009. Our business operations will be divided into two segments.  The first segment which was launched in mid-May, ahead of its slated completion date of June, 2011 is DR DENTAL SPA, which will be an informative and interactive website portal, where both dentists and patients can access dental information and, in the future, have video-to-video online consultations. This part of our business, which involves video-to-video online communication, is currently at a conceptual stage and assuming that we are able to raise additional capital through debt or equity financing, we anticipate beginning its development in early 2012.  Once developed, the video-to-video online communication will incorporate secure online communication, patient tracking and patient monitoring communication protocols.  During the same time period, in early 2012, assuming we raise additional funds, we anticipate beginning the development of a compression technology which will be required for our video -to- video online application.  Our plans in early 2012 also include the development of software that is custom built for dentists and dental examinations, by integrating hardware such as dental webcams, which we have already sourced from suppliers in China, that will work with our software.   We do not intend to develop the video-to-video online communication system, the compression technology, and the dental software in house, but we intend to outsource these future applications to other software developers as it is not part of the scope of work currently being conducted by our web developers, Deutron Technologies (P) Ltd.    We have not yet selected the developers of these applications.  Assuming that we are able to raise additional capital through debt or equity financing, our plan is to have these applications completed by the end of June 2012 and to test these applications in July 2012, firstly in the Dominican Republic and, if successful, we will market our applications to other Caribbean countries thereafter.

However, the dental information aspect of our www.drdentalspa.com  website has been developed and continues to be under development by our web developers, Deutron Technologies (P) Ltd., and was launched in mid-May 2011, ahead of its scheduled completion date of June, 2011.  Currently, www.drdentalspa.com  is an online information site offering a variety of dental information and resource to the general public, including, but not limited to, information about dental bridge work, root canals, tooth bonding, veneers, bleaching, cavities, crowns, dentures, and their related dental treatment procedures. The information that is currently on our www.drdentalspa.com website is general information made readily available free of any licensing agreements or fees from online resources such as Wikipedia, open research papers, text books, magazines and information provided by friends of our sole officer and director who are dentists. We do not anticipate the content of the website to cost us anything at this time.

            The other segment of our business in operation is our  teeth whitening business, where our business model is to sell DRDIENESBLANCOS franchises to existing complementary businesses such as kiosks, malls, spas, gyms, tanning salons, hair and nail salons, and hotels.   To date, we have finished planning our operations and marketing strategies and have, at this time, received our initial single test order of teeth whitening equipment, gels, and kits from our supplier Beaming White, a company based in Vancouver, Washington.  In order to reduce risks to product testing costs and to ensure acceptance of the Beaming White whitening gels, a single Beaming White product order was placed as the quantities were enough to conduct our initial marketing tests.  The products ordered were not labeled as DRDIENESBLANCOS but were labeled under the brand of Beaming White.  We have completed our initial marketing tests and have demonstrated our products to potential clients and we anticipate ordering another Beaming White Mobile Kit at a minimum, once we receive an order for a franchise.  We have not sold any franchises or kits to date.  As part of our marketing plan, we intend to leverage the Beaming White brand and in doing so we have now signed a non-exclusive Intellectual Property License Agreement with them which allows us to use (a) the Beaming White name, trademark, and/or logo; and (b) copyright protected text, photographs, graphic images, and any other elements relating to the “look and feel” or “trade dress” contained on the Beaming White web site and promotional materials.  As part of the Beaming White Agreement there are no minimum order requirements placed on our Company.

            Our agreement with Beaming White is solely a non-exclusive Intellectual Property License Agreement and is not a franchise agreement.  We do not intend to sign a franchise agreement with Beaming White or sell Beaming White franchises, as the only franchises we will be selling are the DRDIENESBLANCOS franchises.  We will however, sell to our DRDIENTESBLANCOS franchise owners Beaming White kits and products, equipment, and marketing material as part of our turn-key franchises.  We have been marketing our DRDIENTESBLANCOS franchise at a cost of $5,000 USD per franchise since March 1, 2011, but we have yet to sell any franchises or kits to date. In addition to the $5,000 USD franchise fee, each franchise owner will be obligated to re-order and purchase from us exclusively, per our franchise agreement filed as Exhibit 10.5 to the S-1/A-5 filed on May 31, 2011, all items outlined in the turn-key franchise kit listed below, and each franchise owner will be obligated to purchase exclusively from us any additional gels and lamps not listed below. This will allow us to generate additional revenue by offering these services and products on an on-going basis.

            The turn-key franchises include:

  LED Lamp with Remote and protective goggles
  16% HP Advanced Teeth Whitening Kit
  Forever White Pen, individually boxed
  R-20 Shade Guide
  Take Home Kit 35% CP w/ Mini-Blue light **GENERIC**
  Bib Holder
  Flyers **SPANISH**
  17 x 22 Posters
  Pro Whitening Kit 35% HP
  Cheek Retractor
  Full set of Training Materials
  Step-by-step, hands-on training.
   Step-by-step training DVD.
   Step-by-step training in our Operations Manual.
   The Training Program Guide.
   The Spa Program Guide.
   The Mobile Teeth Whitening Program.
   Safety and Best Practices training and support guide.
   Ongoing and updated information and training resources.
   Advertising materials and POP (point of purchase) display.

            Our president has developed marketing materials necessary for demonstrating the teeth whitening business and, together with Beaming White’s marketing assistance, we plan to re-launch our marketing efforts by making sales calls to prospective clients such as salons and in the process providing complimentary demonstrations to the owners and managers of these firms in an effort to achieve sales.  To start, these sales initiatives have been initiated since March 1, 2011 by our president and have primarily been in Santo Domingo in the Dominican Republic.  At this time, our target market is primarily Spanish-speaking clients and, as part of our brand building, our slogan in Spanish will be DRDIENTESBLANCOS, which means “Doctor white teeth.”  As originally planned, we will not be private labeling this business segment as DRDIENTESBLANCOS, but instead we plan on leveraging the image of Beaming White.  We feel that by combining the image of Beaming White and the brand of DRDIENTESBLANCOS we will be more successful in our marketing efforts.

            If we are not successful in our marketing or teeth whitening business, our president may seek the outside help of a marketing planner to formulate budgets, analyze our target market, and market the concept to potential franchise owners.

            We have reserved two domain names for the Company’s two separate businesses: www.drdentalspa.com; and www.drdientesblancos.com.  We have retained Deutron Technologies (P) Ltd., a web design firm which has finished the development of www.drdientesblancos.com  and www.drdentalspa.com. It has been agreed that during the development stage that Deutron Technologies (P) Ltd. will operate and maintain the website and during the development stage they will train the president of the Company how to operate and maintain the back end of the website so once the sites are complete, the president will be well equipped to maintain the sites in the future.  However, should there be any trouble shooting required, Deutron Technologies (P) Ltd. can be retained on an hourly basis.  The web development will be a process that is ongoing as this is a process that is always being improved, enhanced, and updated.

            At the present time, we have not made any arrangements to raise additional cash for our operations, other than from our private offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. However, our sole director and officer is willing to fund the initial operations of the Company until sufficient funds are available. These initial operations specifically refer to the fees associated with the filing of our Registration Statement on Form S-1 as well as periodic and annual reporting requirements to maintain compliance with the SEC for the first 12 months after effectiveness, and all applicable legal and accounting fees that we expect to be incurred by the Company in that regard. We anticipate these fees to total approximately $10,000 to $15,000.

As far as the dental information web portal is concerned, the information was developed in house and was sourced from online resources.    We will make sure we obtain permission or purchase a license for any information we use from a third party.  This dental information platform was completed in mid-May 2011, ahead of its scheduled June, 2011 launch date.  Currently, www.drdentalspa.com  is an online information site offering a variety of dental information and resources to the general public, including, but not limited to, information about dental bridge work, root canals, tooth bonding, veneers, bleaching, cavities, crowns, dentures, and their related dental treatment procedures. The information that is currently on our www.drdentalspa.com website is general information made readily available free of any licensing agreements or fees from online resources such as Wikipedia, open research papers, text books, magazines and information provided by friends of our sole officer and director who are dentists. We do not anticipate the content of the website to cost us anything at this time.

            We also intend to offer in the future, as far as financing will allow, an interactive website portal, where both dentists and patients can have video-to-video online consultations. This part of our business, which involves video-to-video online communication, is currently at a conceptual stage and we anticipate beginning its development in early 2012, assuming we are able to raise additional funds.   Part of the interactive portal will be a social media platform that was to be added and developed in August 2011 has been completed but has not been launched.  We anticipate launching the social media platform by November 15, 2011.  In terms of an interactive social media platform, we plan to create a virtual online community for dentists, patients, dental professionals, or anyone looking for information or advice about anything related to dentistry.  We want visitors to not only have access to dental information but also allow them to build, integrate, and communicate with one another online and in turn create a dental community.  Therefore, on our website we have developed by August 2011 a blog which will allow an individual or group of users to record opinions, information, have a dialogue online (or instant message) on a regular basis.

The social media portal will allow industry experts to share their knowledge and post their knowledge to registered users to our site.  Through our social media portal that is loosely based off of a Facebook interface model, users with any dental questions can in turn ask any questions in a form of a Blog that they may have directly to the online dental professional, or a user can get insight on their queries by interacting with other registered users.  In turn, information, questions, and tips will be provided freely and be shared on our site amongst our registered users.

We will not be providing any dental advise just information.  Information will be available to all that have access to the internet and is not limited to just providing dental information on our web portal or social media platform to just users in the Dominican Republic or to the Caribbean but access to our site will be open to the rest of the world.  We launched this site in mid-May and currently, www.drdentalspa.com  is an online information site offering a variety of dental information and resource to the general public, including, but not limited to, information about dental bridge work, root canals, tooth bonding, veneers, bleaching, cavities, crowns, dentures, and their related dental treatment procedures.  The information that is currently on our www.drdentalspa.com  website is general information made readily available free of any licensing agreements or fees from online resources such as Wikipedia, open research papers, text books, magazines and information provided by friends of our sole officer and director who are dentists. We do not anticipate the content of the website to cost us anything at this time. In addition, our plan is to have the social media portal completed by November 15, 2011.  We plan to develop an interactive social media portal that will create a virtual online community for dentists, patients, dental professionals, or anyone looking for information or advice about anything related to dentistry.  We want visitors to not only have access dental information but also allow them to build, integrate, and communicate with one another online and in turn create a dental community interacting with one another and creating user generated content.  Therefore, we have developed a blog which will allow an individual or group of users to record opinions, information, have a dialogue online (or instant message) on a regular basis about a particular topic or subject related to dentistry.  Our web developer anticipated a total budget of $7,500 to complete our web portal website (www.drdentalspa.com)  and the teeth whitening website (www.drdientesblancos.com), however, the development of these two sites came in under budget. We have already spent $5,740 from the net proceeds of our private placement towards the completion and functionality of both our teeth whitening website and our dental information web portal.  The balance of the funds of the budgeted website costs of $7,500 will be used to maintain the costs associated in keeping the websites functional.  The balance is $1,760 which was paid from advances made by our President.  It is also estimated that we will require an additional $3,000 to complete the social networking part of the websites and this too will be paid from future advances made by our President.  In total, it will cost $10,500 to initiate and fully complete both websites, of which we will have used $5,740 from the net proceeds of our offering and the balance of $4,760 will be paid from future advances made by our President.    If our president is unable to advance any funds, we may need to seek other alternatives to financing the company to include debt or equity financing to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. If we cannot secure additional financing under acceptable terms, we may have to suspend or cease operations entirely.  Further, if we raise additional cash through the sale of equity securities, there will be additional dilution to existing shareholders' interests.

If we are able to secure additional financing under acceptable terms, we anticipate fully developing our video-to-video portal which is estimated to cost an additional $7,000 to $10,000 to develop the required software and hire developers to create our software. Further, we would hire developers to integrate the video-to-video online communication which will incorporate secure online communication, patient tracking and patient monitoring communication protocols with the interactive portal of the www.drdentalspa.com  website.  Our plan is to have all these applications completed by the end of June 2012 and to test these applications in July 2012. By the time beta testing, product testing, and equipment installation is completed, it is anticipated that the total costs associated with these services will require a budget of about $35,000 within the next 12 months, this is in addition to the $5,740 we will have already spent to date.

The other segment will be the teeth whitening business, where we will be selling DRDIENTESBLANCOS franchises.  Franchises will be primarily sold to complimentary businesses as kiosks, malls, spas, gyms, tanning salons, hair and nail salons, and at hotels.   To date, we have finished planning our operations and have at this time received our initial single order of teeth whitening equipment, gels, and kits from our supplier Beaming White, a company based in Vancouver, Washington.  The kit purchased was not private labeled and was in the Beaming White label included the following:

  LED Lamp with Remote and protective goggles
  16% HP Advanced Teeth Whitening Kit
  Forever White Pen, individually boxed
  R-20 Shade Guide
  Take Home Kit 35% CP w/ Mini-Blue light **GENERIC**
  Bib Holder
  Beaming White Flyers **SPANISH**
  17 x 22 Posters
  Pro Whitening Kit 35% HP
  Cheek Retractor
  Full set of Training Materials

            As part of our new marketing plan, we intend to leverage the Beaming White brand and in doing so we have now signed a non-exclusive Intellectual Property License Agreement with them which allows us to use (a) the Beaming White name, trademark, and/or logo; and (b) copyright protected text, photographs, graphic images, and any other elements relating to the “look and feel” or “trade dress” contained on the Beaming White web site and promotional materials.  As part of the Beaming White Agreement there are no minimum order requirements placed on our Company.

            However, having an non-exclusive Intellectual Property License Agreement in place with Beaming White is not a major deterrent to competition as it allows others to sign the same non-exclusive Intellectual Property License Agreement with Beaming White and use their marketing materials as well thus, potentially diluting our brand, profits, and our marketing efforts with other competitors.   We decided not to private label our Teeth Whitening system under our own brand of DRDIENTESBLANCOS but rather sell franchises under the DRDIENTESBLANCOS name only.  We will not be selling Beaming White franchises. The introduction of a teeth whitening solution will probably cause others such as dentists, tanning salons, and spas to follow suite and offer a similar solution from another suppliers of teeth whitening gels and equipment and in fact other entrepreneurs may also source out their equipment from Beaming White.  Competition is encouraged as it just allows us to validate the market demand for teeth whitening, but competition may also prevent us from selling less DRDIENTESBLANCOS franchises and in turn reduce our potential revenue.

            Our goal is to sell entire DRDIENTESBLANCOS franchise systems as listed above to primarily to salons, spas, dentists, mall kiosks, hotels, and gyms and to continue to service these accounts with margins that allow the Company to be profitable.  To date we have been unable to sell any franchises or kits.  However, a number of factors such as the downturn in the economy may affect the buying decisions of consumers to spend their income on a luxury cosmetic procedure.  In addition, a lack of financing may also restrict the Company’s ability to market and compete in a growing industry.

            Our agreement with Beaming White is solely a non-exclusive Intellectual Property License Agreement and is not a franchise agreement.  We do not intend to sign a franchise agreement with Beaming White or sell Beaming White franchises, as the only franchises we will be selling are the DRDIENTESBLANCOS franchises.   We will however, sell to our DRDIENTESBLANCOS franchise owners Beaming White kits and products, equipment, and marketing material as part of our turn-key franchises.  We have been marketing our DRDIENTESBLANCOS franchise at a cost of $5,000 USD per franchise since March 1, 2011, but we have yet to sell any franchises or kits to date. In addition to the $5,000 USD franchise fee, each franchise owner will be obligated to re-order and purchase from us exclusively, per our franchise agreement filed as Exhibit 10.5 to the S-1/A-5 filed on May 31, 2011, all items outlined in the turn-key franchise kit listed below and each franchise owner will be obligated to purchase exclusively from us any additional gels and lamps not listed below. This will allow us to generate additional revenue by offering these services and products on an on-going basis.

            The turn-key franchises will include:

  LED Lamp with Remote and protective goggles
  16% HP Advanced Teeth Whitening Kit
  Forever White Pen, individually boxed
  R-20 Shade Guide
  Take Home Kit 35% CP w/ Mini-Blue light **GENERIC**
  Bib Holder
  White Flyers **SPANISH**
  17 x 22 Posters
  Pro Whitening Kit 35% HP

  Check Retractor
  Full set of Training Materials
  Step-by-step, hands-on training.
  Step-by-step training DVD.
  Step-by-step training in our Operations Manual.
  The Training Program Guide.
  The Spa Program Guide.
  The Mobile Teeth Whitening Program.
  Safety and Best Practices training and support guide.
  Ongoing and updated information and training resources.
  Advertising materials and POP (point of purchase) display.

              In addition to the marketing materials obtained from Beaming White, our president has developed additional marketing materials necessary for demonstrating the teeth whitening business and has continued making sales calls to prospective clients such as salons and has provided complimentary demonstrations to the owners, managers, and clients of these firms in an effort for achieving franchise sales. To start, these sales initiatives have been primarily in Santo Domingo in the Dominican Republic. We have retained a web design firm which has completed the development of both websites.  The web development will be a process that is ongoing as this is a process that is always being improved, enhanced, and updated.

              We maintain our statutory registered agent’s office at State Agent and Transfer Syndicate, Inc., 112 N. Curry Street, Carson City, Nevada 89703 and our business office is located at Plaza Tania, Romulo Betancourt No. 289, Local 306, Bella Vista, Santo Domingo, Dominican Republic. This is also our mailing address. Our telephone number is (809) 533-9443. We are currently renting office space owned by Boyter Island Properties Inc. where they are also a tenant. Boyter leases us office space on a contractual agreement basis. Santo Pita has entered into a month to month rental contract for $175.00 plus taxes. A copy of the letter of engagement was filed as Exhibit 10.3 to our registration statement on Form S-1/A-1 on December 16, 2010.

  Industry Information

  Dental Teeth Whitening

              Dental Bleaching, also known as Teeth Whitening, is a common procedure in dentistry. It falls under the category of cosmetic dentistry. The process itself eliminates stains and other discolorations on the teeth due to tea, coffee, smoking, and other lifestyle-related activities. Certain antibiotic medications can also cause teeth stains or reduction in the color of the enamel. Additionally, whitening can also lighten other usual teeth pigmentations.

              There are several methods of teeth whitening, including applying bleaching gels, bleaching strips, bleaching pens, and laser bleaching. For over a decade, using bleaching strips has been a mainstream way for consumers to whiten their teeth for a short period of time. These strips have been commonly provided by toothpaste companies, but the effects do not last for long periods of time, and are far less effective than other, more professional methods. Another at-home method of whitening teeth has been using thin guard-trays. Other forms of whitening include using oxidizing agents such has hydrogen peroxide and carbomide peroxide. These types of whitening can last up to several months, but vary significantly depending on the user, their lifestyle, health habits, and eating habits.

              In the U.S., the American Dental Association has published acceptable methods of teeth whitening. One such process is termed “non-dental” teeth whitening, also known as laser teeth whitening. This is in fact a misnomer, as there are no lasers involved, just lights. These types of whitening are lightly regulated in the U.S. and other countries.

              Today, the teeth whitening industry is a multibillion dollar worldwide industry. It is estimated to be an $11.4 billion industry in the U.S. alone. Now that the option of whitening in spas and kiosks are available for a reasonable and inexpensive price, it seems demand for it will increase. People would want to whiten their teeth for a multitude of reasons, including improving their appearance, looking more professional, improving their social status, and making good first impressions. Both males and females desire to improve their smile, which in turn, helps improve people’s self confidence. A business such as this is not seasonal; it would be a year-round industry because people would want to improve their smile and self confidence no matter what time of year it is. Age is also not a factor in teeth whitening. The procedure can be done on people of any age. However, adults over 40 years old would be better candidates due to their years of drinking dark colored beverages, smoking, and eating certain types of foods. We plan to take advantage of this growing opportunity and begin to sell teeth whitening systems to kiosks, spas, gyms, tanning salons, hair and nail salons, hotels, and malls throughout the Dominican Republic.

  Medical/Dental Websites

              Another area that we will develop is in a Dental Website which will act as an information portal for patients and dentists. It is more and more common for patients to look up simple and complex medical and dental problems on the internet before going to see a medical or dental professional. For medical answers, many people use websites such as WebMD, where a plethora of information is available to assist people in their self diagnosis of any ailments. For example, if a person is feeling ill, but isn’t sure what the specific problem is, that person can answer a few questions to what their symptoms are. The website will help narrow down the list of possible ailments, and help the patient decide if a doctor needs to be consulted. WebMD also has information regarding health and health care, including a symptom checklist, pharmacy information, blogs of physicians with specific topics and a place to store personal medical information. It also helps non professionals learn more about preventative medicine, which in turn helps keep health care costs down. Additionally, websites such as WebMD can help patients and other non professionals lead healthy lifestyles without the consult of a doctor or nutritionist. In the case of having to see a doctor, WebMD aids the patient in preparation for the consult to help them better understand the root cause of the problem, and what possibly can be done to recover. If a patient wants to learn more about prescription medications to suggest to a doctor before a consult, the portal will assist in the education of the medicine.

              WebMD has been online since 1998. It has seen significant increase in traffic since its inception. According to Alexa.com, a web information and statistics company, WebMD is the 194th most trafficked website in the U.S. Worldwide, it is the 675th most trafficked website.

              DRDental Spa is being developed as a portal website to the dental industry, just as WebMD is to the medical industry, which has been online since 1996. However, as WebMD contains a complete database of information about diseases, nutrition, symptoms, medicine, doctors, and the medical field itself, DRDentalSpa will be a link from patients to doctors through a dental community and forum. On this website, a poster may ask questions on a forum, and other people, including dental professionals or other patients with similar experiences, can help answer questions. This part of our business should be completed by the middle of November, 2011. These topics can include oral hygiene, patient checkups, types of gum diseases, etc. Additionally, users can look up information about dental procedures, dental symptoms, and many other facts surrounding the dental field. This part of our business was completed in May of 2011.

  Teeth Whitening

              We will focus much of our efforts on creating a teeth whitening brand and image. Since our initial focus will be targeting the Spanish-speaking population in the Dominican Republic, we have branded the teeth whitening business as DRDIENTESBLANCOS, which means “Doctor white teeth” in Spanish.  As mentioned earlier, the teeth whitening industry has experienced significant growth. That includes at-home methods such as whitening strips, bleaches, peroxides and other chemically related products. Additionally, one specific area that has seen significant growth is the laser-teeth whitening industry. These can be used in hospitals or dentist offices, but mobile use, such as kiosks in malls, has seen the most growth in the U.S. Since it is so lightly regulated, people without any certifications can operate the laser machine in many states. Training for the operation of the machines is minimal, usually less than one week. Although it is termed “laser” teeth whitening, there is no laser being used. It is actually a light being used. The process itself is extremely non-invasive, and doesn’t even require the operator to touch the patient’s mouth at all. Some may even consider it a non-dental procedure due to lack of contact with the patient’s mouth.

  Our Teeth Whitening Process

              The Company’s teeth whitening process is a safe, non-invasive cosmetic procedure to whiten teeth.  The whitening gel will be applied directly onto the teeth. A lamp will then be placed directly in front of the teeth, emitting a cold blue light at a wavelength of around 465 nanometres the blue light activates the gel and accelerates the whitening process. After 20 minutes, the gel is rinsed off the teeth and a fresh coat of gel is applied. This process will be repeated at least 2 times.

              The procedure is safe. The Company’s procedure will not damage enamel or existing fillings. The primary ingredient in the Company’s gel is hydrogen peroxide, which has been safely used in teeth whitening for years and is recognized as an effective whitening ingredient by the dental community.

              The majority of our supplier’s clients have experienced no pain or sensitivity after the teeth whitening treatment. A very small percentage of customers may experience slight tooth sensitivity following the procedure. Taking some sort of analgesic almost always resolves the feeling and if requested,  we can provide the customer an application of vitamin E, known to increase client comfort. It is best to avoid very hot or very cold drinks for the first 24 hours if there is any tooth sensitivity.

              In clinical studies conducted by our supplier, our Company’s teeth whitening treatment will be able to make teeth between 2 and 8 shades whiter, on average. Results may vary. Ultimately, the goal will be to achieve optimum, natural whiteness.

              The long-term results depend primarily on the individual. Certain habits, such as the use of tobacco products, drinking a lot of coffee, tea, dark soft drinks, and infrequent visits to the dentist for regular cleanings, can hamper the results. Regular professional care and use of the Company’s Whitening Maintenance Pen can help maintain one’s whiteness for 1-2 years. Some people will prefer to do the whitening treatment more than once.

              Virtually anyone wanting to whiten his or her teeth can benefit from using the Company’s teeth whitening system - including people with severe food, coffee, tobacco or tetracycline stains. Young adults 14 years of age and older are candidates for the procedure, especially for those that have heavy staining after orthodontic treatment is complete and their braces are removed. We recommend that you not do this process while nursing or pregnant, receiving orthodontic treatment, or have extensive dental work, such as veneers or crown/bridges. As well, anyone who has used Accutane in the past six months or had recent dental work within the last 30 days is not a good candidate for the procedure.

              Cosmetic teeth whitening is a safe, quick, affordable and effective way to improve your appearance. It erases staining and reverses the natural dulling of the teeth that occurs over time.

  Our Supplier

              Our current supplier of teeth whitening gels, LED lamps, clamps, goggles, and kits is based in Vancouver, Washington. The name of the Company is Beaming White and they are the leading supplier of teeth whitening products in the U.S. Their teeth whitening lights and other products are manufactured in China and their teeth whitening gel is manufactured in the U.S. They have offices in the U.S., Spain, and Hong Kong and they plan on opening an office in Canada soon. They keep stock in the U.S., China and Spain. They ship larger quantities directly from China or Hong Kong (except for gel and teeth whitening kits). In the U.S., they supply both retail and wholesale, and in the rest of the world it is mostly wholesale. Their main customer base includes dentists, salons, spas, dental products distributors, and teeth whitening distributors.

              All of our teeth whitening gels that we purchase from our supplier have the following benefits: the gels are dental-grade; manufactured in the U.S.; they carry a Free Sale Certificate to import the gels into foreign countries; MSDS sheets are available for all the gels; the gels are backed by a $4,000,000 product liability insurance policy; and all of our supplier’s products are CE-certified and comply with FDA regulations.

              In addition, as part of our marketing plan, we intend to leverage the Beaming White brand and in doing so we have now signed a non-exclusive Intellectual Property License Agreement with them which allows us to use (a) the Beaming White name, trademark, and/or logo; and (b) copyright protected text, photographs, graphic images, and any other elements relating to the “look and feel” or “trade dress” contained on the Beaming White web site and promotional materials.

              Our agreement with Beaming White is solely a non-exclusive Intellectual Property License Agreement and is not a franchise agreement.  We do not intend to sign a franchise agreement with Beaming White or sell Beaming White franchises, as the only franchises we will be selling are the DRDIENESBLANCOS franchises.  We will however, sell to our DRDIENESBLANCOS franchise owners Beaming White kits and products, equipment, and marketing material as part of our turn-key franchises.  We have been marketing our DRDIENESBLANCOS franchise at a cost of $5,000 USD per franchise since March 1, 2011, but we have yet to sell any franchises or kits to date. In addition to the $5,000 USD franchise fee, each franchise owner will be obligated to re-order and purchase from us exclusively, per our franchise agreement filed as Exhibit 10.5 to the S-1/A-5 filed on May 31, 2011, all items outlined in the turn-key franchise kit previously listed above and each franchise owner will be obligated to purchase exclusively from us any additional gels and lamps. This will allow us to generate additional revenue by offering these services and products on an on-going basis.

              Our specific goal is to provide the public with dental related information via a dental web portal and to profitably sell teeth whitening franchises in Central America, beginning with the Dominican Republic.   We intend to accomplish the foregoing by the steps outline below. We will hire well-trained university dental students (pre-dental) to train and support the franchise owners on how to operate the teeth whitening machines so that as a Company, we will have trained professionals to teach new franchise owners how to operate the equipment and the procedures required in obtaining the optimal results.   Hiring dental students as employees to train future franchise owners also provides the Company with the opportunity to sell franchises to the students who might become owner operators in the future and it allows the Company to lower costs as paying dental students is more economical than hiring other dental professionals who would command a larger salary.  Our president, Ms. Rosa Habeila Feliz Ruiz, is herself a university dental student. Ms. Feliz Ruiz, along with her colleagues and classmates, who are on her level of studies or higher, will initially be candidates to operate these whitening machines. This is highly beneficial for the person getting his or her teeth whitened, as the dental student will be very likely to discover any oral diseases that may exist. This is unlike the industry standard, where training is minimal, and a license is not required. We will ensure every operator is fully trained and will undergo licensing. The training will also include how to inspect for oral diseases. Additionally, we may hire graduated certified dentists to show our franchise owners how to operate the teeth whitening machines.

              Franchise owners will also have the ability to be mobile, and, together with the trained dental students or professionals, the franchise owner will be trained to travel to the location that a customer is at, either their home or office. The process itself takes a short amount of time and can be finished within one hour. The other option customers have is to go to a specialized cosmetic spa, where many other types of cosmetic applications can be provided, including facials, make-up, manicures, pedicures, skin treatments, among others.

              In the United States, the average treatment for a dentist to whiten teeth costs $400 - $600. The average cost of a dentist-recommended take-home do-it-yourself kit is $100 - $400. The average cost for a non-dentist salon treatment is $120 - $400. We plan to suggest that our franchise owners, who are also the operators, charge $80 - $100 for their treatments.

  Brand Promotion Marketing and Franchising

              Our efforts in teeth whitening will be to develop our brand image. At the start of our operations, we will franchise to a number of spas, specifically for the purpose of teeth whitening. From there we will try to expand our business through several methods. These methods include:

    Trade Shows  – A highly effective medium to help promote our brand of teeth whitening. Since teeth whitening is a fairly new concept in the Caribbean as a professional service, we will push our brand name as an innovate concept in the region through trade shows

    E-mail solicitations – We will use email as a way of becoming known in the community. We will use software specifically designed to arrive in a vendor’s email inbox and not in its spam box.
    Personal visits from Dental Students or Professionals - This is a method that will be highly effective, especially in the Dominican Republic. A van with logos will be utilized for the sole use of transporting professionals plus equipment.
    Flyers – After a professional has made a house call to a certain customer, that professional will continue to promote the brand image with the logo on the van plus putting flyers in mailboxes at homes close to original customer.
    Word of Mouth and Referrals – Since it is imperative for the company to build a brand image for the sake of franchising, it will rely on customers to refer their friends and family to the brand. Afterwards, it will rely on word of mouth to help sustain its business.
    Google Ads and Local Websites – We will aggressively advertise on the internet on local websites, including Google Ads on popular local social and news websites. This is a highly effective method of obtaining younger and more internet-savvy customers.
    Traditional Advertising – Advertising, such as on billboards, magazines, newspapers, and local television stations are an effective method of gaining customers of all demographics
    Our own Dental Website – See below, Dental Portal Website.

              As we begin to develop our brand image and teeth whitening becomes a trend in the Dominican Republic, the company will plan to franchise the brand’s name into mobile kiosks in malls, spas, gyms, tanning salons, hair and nail salons, and home and office personal visits by professionals. These franchises will be licensed out to local entrepreneurs and businesses already licensed in cosmetic applications. The franchisee will have incentives to grow their own franchise from their own drive and motivation. As their franchise grows, so will our dental brand name.

  Dental Portal Website

              Our other primary area of business will be to focus on a comprehensive website linking dentists and patients together in a number of ways. The site will be in both English and Spanish. The site will follow a similar suit as WebMD and WebDental do in the United States. It will provide both dentists and patients a simple and easy medium to communicate and to share information freely on our website.  The goal is to create a simple to use website that allows dentists and patients to develop a social community where information and knowledge about anything related to dentistry can be communicated and exchanged freely.  We also hope that it will help bring access to a number of dental communities both in the Dominican Republic and abroad. Assuming that we are able to raise additional capital either through debt or equity financing, this aspect of the website should be completed by the middle of November, 2011.

              Our portal will be for both professionals and consumers. For dental professionals, there will be a subscription based portal for specific information and inquiries. It will help dentists communicate with patients. Another major benefit that the website will bring to dental professionals is a single point of access of information. Santo Pita will reduce the need to use multiple administrative, communication, and information services and it will integrate these services via web-based technologies. The website will help professionals adopt these technologies with minimal expense.  These technologies plan to be integrated with an informative and interactive website portal, where both dentists and patients can access dental information and in the future have video-to-video online consultations. This part of our business, which involves video-to-video online communication, is currently at a conceptual stage and we anticipate beginning its development in early 2012.  Once developed, the video-to-video online communication will incorporate secure online communication, patient tracking and patient monitoring communication protocols.  During the same time period, in early 2012, we anticipate beginning the development of a compression technology which will be required for our video-to-video online application.  Our plans in early 2012 also include the development of software that is custom built for dentists and dental examinations, by integrating hardware such as dental webcams which we have already sourced from suppliers in China that will work with our software.   We do not intend to develop the video-to-video online communication system, the compression technology, and the dental software in house, but we intend to outsource these future applications to software developers as it is not part of the scope of work currently being conducted by our web developers, Deutron Technologies (P) Ltd.  We have not yet selected the developers of these applications.  Our plan is to have these applications completed by the end of June 2012 and to test these applications in July 2012 in the Dominican Republic first and if successful, we will aim at marketing our applications to other Caribbean countries thereafter.   Assuming that we are able to raise additional capital either through debt or equity financing, we anticipate beginning the development of this aspect of the website in early 2012.

              The website will also have significant benefits for dental consumers. Patients will be able to access the site for free without the need for a subscription. They will have access to a wide array of dental information, including dental hygiene, dental procedures, diseases, disease prevention, and self diagnosis techniques based on symptoms. The website will provide healthcare consumers with a single point of access to premium content, including reference material, wellness databases, as well as publications developed by third party content providers which Santo Pita has established relationships with. Consumers can use this free information to educate themselves on dental-related matters in order to make better decisions. In addition, the website can deliver personalized content and email updates based on a user’s specific profile. It will also help the consumer see what the expected cost of a procedure may be.

              The site will also allow consumers to access online communities. The communities will provide the consumer with personalized education about their health condition and allow them to participate in message boards, live chat rooms, and other types of support networks. Online communities can also provide member-generated content based on experiences. This social component of the website will be user based and will require a subscription at no cost.  One other premium benefit to consumers is to access a dentist in their area with their specific requirements, such as specialty or any other personal requirements. Consumers may be able to compare costs of procedures with a number of dentists in the area according to postal code. It is not determined if access to this information will be fee based or will be subsidized by advertising revenue.

              We plan for the website to become a large database of information, making it beneficial to both the general public and to dental community. As there will constantly be questions and answers that are posted to the website’s forum, patients can learn exactly what symptoms are related to which problems, and what procedures are appropriate to handle the specific problems. There will also be an open forum specifically for university and dental students where students can help each other with homework or upcoming examinations. Real time chat windows will be available to users with multiple people being able to video chat at one time.

  Online Consultations

              As part of our future development of our website, which we anticipate beginning its development in early 2012, assuming that we are able to raise additional capital either through debt or equity financing, patients and dentists will be able to chat live from the comfort and convenience of their own home or office. This will significantly cut dental costs and save time and money for patients, while benefiting professionals by help gaining the trust of the patient. After the development of its video-to-video communication system and software which is to be integrated with the DR DENTAL SPA website, the Company will begin testing the system by the distribution of special dental webcams to dentists and patients for video chat and examination purposes. This will significantly help in the consultation process as it will put a face to the name. Using online consultations will significantly help patients better understand the nature of their problem, and help decide whether a formal dentist visit is necessary.

              Additionally, once the various software and hardware integration is completed for the video chat and examination by the end of June 2012, assuming that we are able to raise additional capital either through debt or equity financing, we plan to sell USB dental cameras to patients with the specific purpose of taking up-close photographs of patients’ gums, teeth and other areas of the mouth. This will allow the dentist to analyze a patient’s mouth without the need for a visit. These USB cameras are highly specialized and intended only for use for close-up pictures. Lens quality is high and photographs can be taken millimeters away from teeth or gums. After the photo is taken, it can be directly sent to the dentist and will appear on the special software that comes with the camera. The software will sync with the website for creating online databases of patients and pictures.  Assuming that we are able to raise additional capital either through debt or equity financing, we anticipate testing of the USB cameras to begin by the end of July 2012 and shortly thereafter we anticipate going to market with them by the end of September 2012.

  Website Revenue

              Many of the services offered by our website will be free of charge, especially to the consumer. Services such as message boards and forums for patients and dentists to share ideas will not be charged. Dental professionals may use the basic areas of the website free of charge, but more complex services, such as database management, access to customers, customer referrals, and chat opportunities with patients will be either carry a charge or be subsidized by advertising revenue.

              Additionally, we will charge for the use of banner advertisements on our website. As the site develops and begins to attract a large following, large oral hygiene companies, such as Crest and Colgate will desire to place advertisements on our website. Other businesses that are interested in the target audience will also want to advertise. These include pharmaceutical companies, equipment manufacturers, consumable product distributors, mobile teeth whitening spas, and local dentists.

  Risk Analysis and Business Environment

  Risks Associated with Teeth Whitening

              There are a number of risks associated with teeth whitening and starting a business in this industry. One is that this industry is lightly regulated in most of the world now, since LED teeth whitening is a relatively new technology. People who operate these machines do not have to be certified dentists, nor do they have to be licensed professionals. However, the benefit of hiring dental students to train and support franchise owners will ensure every franchisee operating these machines is highly trained and licensed to operate them, but they are not required to be dentists. There will be a risk that since the franchisee operators are not dentists, the consumers (or patients) will not trust the licensed operators or may be impatient with them. Additionally, after examining a patient’s mouth, the operator may not be able to recognize any abnormalities or diseases that a patient may have. The patient must be made fully aware that a teeth whitening machine operator is not a dentist.

              There also may be a backlash in the dental community over teeth whitening. Many patients will face a dilemma when they want to go for teeth whitening. They must decide whether they want to use a dentist and take advantage of their oral expertise. The price of using a dentist may be significantly higher than using a non dental professional for their expertise. The price may be significantly lower at a spa or kiosk than a dental clinic. Therefore, the dental community may find this practice unfair because they may end up losing patients to this new industry. Dentists may see this industry as untested and unregulated, and may call on authorities to start regulating this industry. However, since the operator of the machine actually does not touch or make any physical contact with the patient’s mouth, it may not be considered a dental procedure.

              There are also some risks involved with the teeth whitening process. One risk involved is inexperience with the machine and/or the process of teeth whitening. If this occurs, and the machine is not operated in the correct method, patients may experience some damage to their teeth or gums. Additionally, there may be a risk of over-bleaching if the machine is used for a period exceeding the standard amount of time. Tooth bleaching may also slightly affect tooth enamel and make teeth more sensitive. If a patient is experiencing any pain in his or her tooth, a dentist should be consulted before any sort of cosmetic dental procedure.

              There also may be risks with franchising the products and brand name of Santo Pita. A franchisee will hold liability for any wrongdoings that is done under their supervision. However, it may cause damage to Santo Pita’s name in the case of any wrongdoings actually occurring. Therefore, it is important that an extensive training program occur before operators begin to use their equipment. Additionally, everything must be standardized, from handling procedures to equipment used. Franchisees will also be trained in crisis prevention and conflict resolution.

  Competitive Advantages

              Teeth whitening is a relatively new industry in both developed and developing countries, and therefore it has not taken-off on a large scale in the Dominican Republic. If we can become one of the first large brand names in teeth whitening, we will have the opportunity to become a market leader in the industry. Additionally, it is important for us to market our name aggressively in order for it to obtain this competitive advantage. After our products and brand image is developed in the Dominican Republic, we will begin to franchise our name and equipment to other Caribbean countries, who will also be properly trained franchise operators of the teeth whitening systems in their respective regions. Franchising is a great way to build incentives for all parties. It is widely known that a franchisee has more incentive than a typical employee or manager to build a brand. That is because their own investment is at stake, and they will be typically motivated to earn a return on investment based on their own skill and efforts.

              The teeth whitening systems that we will use will be among the best products with some of the highest quality that is available. Additionally, other than the teeth whitening gels the company may purchase equipment from manufacturers in China that are lower in cost and have high durability, mobility, quality, and reliability. As the brand image grows and franchising occurs, we will be able to buy equipment in large quantities, effectively reducing costs.

              Currently, there are limited websites which offer a one stop place to obtain dental information, procedures, new technologies, and dental conditions for consumers looking to research this information.  Having this site in both English and Spanish will definitely pose an advantage to the Company. Together with combining a one stop site of dental information, software, and dental hardware, our website will help us gain a competitive advantage because we plan for it to have the ability to link communities together with questions and answers, as well as dentists and patients and students alike.  In time, it is our goal to have a social media website for the dental community and for patients to interact with one another and their dentists.  Few other websites in the Dominican Republic have the ability to link people together for dental purposes. Additionally, few other websites offer the capabilities that we plan to offer, such as USB dental camera equipment, database management, and linking to dentists of specialties in certain areas. This future development will be where we plan to excel against competition.

  ITEM 1A.       RISK FACTORS

  We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

  ITEM 1B.       UNRESOLVED STAFF COMMENTS

  None.

  ITEM 2.          PROPERTIES

  Our business office is located at Plaza Tania, Romulo Betancourt No. 289, Local 306, Bella Vista, Santo Domingo, Dominican Republic.

  ITEM 3.          LEGAL PROCEEDINGS

  We are not presently a party to any litigation.

  ITEM 4.          (REMOVED AND RESERVED)

  PART II

  ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information

  There is presently no public market for our shares of common stock. We are currently applying for trading of our common stock on the Over the Counter Bulletin Board.  However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

  Holders

              As of October 28, 2011, we had 41 shareholders of our common stock.

  Dividends

  To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to our offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

  Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

   Stock Option Grants

  To date, we have not granted any stock options.

  Registration Rights

  We have not granted registration rights to the selling shareholders or to any other persons.

  ITEM 6.     SELECTED FINANCIAL DATA

  We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

  ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement on Forward-Looking Information.”

  We are a development stage company and have not yet generated or realized any revenues from our business operations.

              There is a going concern uncertainty as to whether we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our independent auditor has raised substantial doubt regarding our ability to continue as a going concern. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our websites, locate suppliers of products/services and can sell products/services to our customers. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and begin our operations.

              To meet our need for cash we raised $33,950 in a private placement offering which closed on July 31, 2010. Even with these funds, we cannot guarantee that we will stay in business after twelve months. If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products and services at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from our private offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. However, our sole director and officer is willing to fund the initial operations of the Company until sufficient funds are available. These initial operations specifically refer to the fees associated with the filing of our Registration Statement on Form S-1 as well as periodic and annual reporting requirements to maintain compliance with the SEC for the first 12 months after effectiveness, and all applicable legal and accounting fees that we expect to be incurred by the Company in that regard. We anticipate these fees to total approximately $10,000 to $15,000.

  Plan of Operations

              We have allocated between $5,000 to $10,000 to the set up of our office, office equipment, sales materials, training manuals, office procedures and marketing materials for the corporate office to be operational and functional to make sales.

              We expect it to cost $10,500 to initiate the development of our initial marketing plan which includes the development, beta-testing, and maintenance of both of our websites. Having our website developed in India will allow us to better utilize our proceeds as a website and portal created in North America of this nature would have cost us five times more.

              Advertising and promotion will be an ongoing effort but for the first year, the cost of developing the campaign is estimated to be between $5,000 and $10,000, however, there is no assurance that this amount will be sufficient for our on-going operations.

              We estimate the costs of legal and accounting fees for the first year of operations to be between $10,000 and $15,000. These costs refer to the fees associated with the filing of our Registration Statement on Form S-1, which was declared effective in June 2011, as well as periodic and annual reporting requirements to maintain compliance with the SEC for the first 12 months after effectiveness.

  Our business operations will be divided into two segments. The first segment was completed in mid-May 2011, ahead of its scheduled June 2011, launch date is DR DENTAL SPA, which is an informative and interactive website portal, where both dentists and patients can access dental information.  Currently, www.drdentalspa.com  is an online information site offering a variety of dental information and resource to the general public, including, but not limited to, information about dental bridge work, root canals, tooth bonding, veneers, bleaching, cavities, crowns, dentures, and their related dental treatment procedures.  The information that is currently on our www.drdentalspa.com  website is general information made readily available free of any licensing agreements or fees from online resources such as Wikipedia, open research papers, text books, magazines and information provided by friends of our sole officer and director who are dentists. We do not anticipate the content of the website to cost us anything at this time. In the future we will have video-to-video online consultations. This part of our business, which involves video-to-video online communication, is currently at a conceptual stage and we will need to raise additional capital through debt or equity financing before beginning its development in early 2012.  Once developed, the video-to-video online communication will incorporate secure online communication, patient tracking and patient monitoring communication protocols.  During the same time period, in early 2012, assuming we are able to raise additional capital, we anticipate beginning the development of a compression technology which will be required for our video–to-video online application.  Our plans in early 2012 also include the development of software that is custom built for dentists and dental examinations, by integrating hardware such as dental webcams which we have already sourced from suppliers in China that will work with our software.   We do not intend to develop the video-to-video online communication system, the compression technology, and the dental software in house, but we intend to outsource these future applications to other software developers as it is not part of the scope of work currently being conducted by our web developers, Deutron Technologies (P) Ltd.  We have not yet selected the developers of these applications. Our plan, assuming that we are able to raise additional capital, is to have these applications completed by the end of June 2012 and to test these applications in July 2012 firstly in the Dominican Republic and if successful we will market our applications to other Caribbean countries thereafter.

  As far as the dental information web portal is concerned, the information was developed in house and was sourced from online resources.  We will make sure we obtain permission or purchase a license for any information we use from a third party.  This dental information platform was completed by mid May of 2011. We will not be providing any dental advise just information.  Information will be available to all that have access to the internet and is not limited to just providing a dental information on our web portal or social media platform to just users in the Dominican Republic or to the Caribbean but access to our site will be open to the rest of the world.  Our goal is to have the social media portal completed by November 15, 2011.  Our web developer anticipated a total budget of $7,500 to complete our web portal website (www.drdentalspa.com)  and the teeth whitening website (www.drdientesblancos.com), however, the development of these two sites came in under budget. We have already spent $5,740 from the net proceeds of our private placement towards the completion and functionality of both www.drdientesblancos.com  and www.drdentalspa.com.  The balance of the funds of the budgeted website costs of $7,500 will be used to maintain the costs associated in keeping the websites functional.  The balance is $1,760 which has been paid from advances made by our President It is also estimated that we will require an additional $3,000 to complete the social networking part of the websites and this too will be paid from future advances made by our President.  In total, it will cost $10,500 to initiate and fully complete both websites, of which we will have used $5,740 from the net proceeds of our offering and the balance of $4,760 will be paid from future advances made by our President.    If our president is unable to advance any funds, we may need to seek other alternatives to financing the company to include debt or equity financing to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. If we cannot secure additional financing under acceptable terms, we may have to suspend or cease operations entirely. Further, if we raise additional cash through the sale of equity securities, there will be additional dilution to existing shareholders' interests.

              Our other business segment will be to market and sell our Teeth Whitening Franchises, where we will be selling DRDIENTESBLANCOS franchises.  We will sell to our DRDIENTESBLANCOS franchise owners Beaming White kits and products, equipment, and marketing material as part of our turn-key franchises.  We have been marketing our DRDIENTESBLANCOS franchise at a cost of $5,000 USD per franchise since March 1, 2011, but we have yet to sell any franchises or kits to date. In addition to the $5,000 USD franchise fee, each franchise owner will be obligated to re-order and purchase from us exclusively, per our franchise agreement filed as Exhibit 10.5 to the S-1/A-5 filed on May 31, 2011, all items outlined in the turn-key franchise kit listed below and each franchise owner will be obligated to purchase, exclusively from us, any additional gels and lamps not listed below. This will allow us to generate additional revenue by offering these services and products on an on-going basis.

  Franchises will be sold to complimentary businesses as kiosks, malls, spas, gyms, tanning salons, hair and nail salons, and at hotels.   To date, we have finished planning our operations and have at this time received our initial single order of teeth whitening equipment, gels, and kits from our supplier Beaming White, a company based in Vancouver, Washington.  The kit purchased was not private labeled and was in the Beaming White label included the following:

    LED Lamp with Remote and protective goggles
    16% HP Advanced Teeth Whitening Kit
    Forever White Pen, individually boxed
    R-20 Shade Guide
    Take Home Kit 35% CP w/ Mini-Blue light **GENERIC**
    Bib Holder
    Beaming White Flyers **SPANISH**
    17 x 22 Posters
    Pro Whitening Kit 35% HP
    Cheek Retractor

  Full set of Training Materials

              As part of our new marketing plan, we intend to leverage the Beaming White brand and in doing so we have now signed a non-exclusive Intellectual Property License Agreement with them which allows us to use (a) the Beaming White name, trademark, and/or logo; and (b) copyright protected text, photographs, graphic images, and any other elements relating to the “look and feel” or “trade dress” contained on the Beaming White web site and promotional materials.  As part of the Beaming White Agreement there are no minimum order requirements placed on our Company.

              However, by  having an non-exclusive Intellectual Property License Agreement in place with Beaming White is not a major deterrent to competition as it allows others to sign the same non-exclusive Intellectual Property License Agreement with Beaming White and use their marketing materials as well thus, potentially diluting our brand, profits, and our marketing efforts with other competitors.   We decided not to private label our Teeth Whitening system under our own brand of DRDIENTESBLANCOS but rather sell franchises under the DRDIENTESBLANCOS name. The introduction of a teeth whitening solution will probably cause others such as dentists, tanning salons, and spas to follow suite and offer a similar solution from another suppliers of teeth whitening gels and equipment and in fact other entrepreneurs may also source out their equipment from Beaming White.  Competition is encouraged as it just allows us to validate the market demand for teeth whitening but competition may also prevent us from selling fewer DRDIENTESBLANCOS franchises and in turn reduce our potential revenues.

              In addition to the marketing materials obtained from Beaming White, our president has developed additional marketing materials necessary for demonstrating the teeth whitening business and has continued making sales calls to prospective clients such as salons and has provided complimentary demonstrations to the owners, managers, and clients of these firms in an effort for achieving franchise sales.  We have not sold any franchises or kits to date.  To start, these sales initiatives have been primarily in Santo Domingo in the Dominican Republic.  We have retained a web design firm which has completed the development of both websites.  The web development will be a process that is ongoing as this is a process that is always being improved, enhanced, and updated.

              If we are not successful in marketing or teeth whitening business our president may seek the outside help of a marketing planner to formulate budgets, analyze our target market, and market the concept to potential franchise owners.

              Our 12 month goal is to sell entire franchise systems, which only include LED Lamps, gels, marketing material, guards, and whitening pens as listed above to salons, spas, mall kiosks, hotels, and gyms and to continue to service these accounts with margins that allow the Company to be profitable.  Not included in the entire franchise systems but will be required to be operational are such things as walls, displays, flooring, chairs, lighting, fixtures, cash register, electricity, telephone, appointment book, computer, and a TV or monitor.  However, a number of factors such as the downturn in the economy may affect the buying decisions of consumers to spend their income on a luxury cosmetic procedure.  In addition, a lack of financing may also restrict the Company’s ability to market and compete in a growing industry.  However, we intend to accomplish the foregoing by following the steps outlined below.

  1.      Now that we have acquired our teeth whitening equipment and kits, we will immediately begin to establish to sell 1 to 2 franchise systems.  Our sole officer and director will handle our administrative duties. We expect to spend $5,000 to $10,000 to set up our office equipments, sales materials, training manuals, office procedures and marketing materials for the corporate office to be operational and functional to make sales.

  2.      We have retained a website developer out of India to create state of the art websites to promote our products. Our web developer anticipated a total budget of $7,500 to complete our web portal website (www.drdentalspa.com)  and the teeth whitening website (www.drdientesblancos.com),  however, the development of these two sites came in under budget. We have already spent $5,740 from the net proceeds of our private placement towards the completion and functionality of both www.drdientesblancos.com and www.drdentalspa.com.  The additional anticipated costs of $1,760 will be required to maintain both websites and these costs have been paid from advances made by our President.    It is also estimated that we will require an additional $3,000 to complete the social networking part of the websites and this too will be paid from advances made by our President.  In total, it will cost $10,500 to initiate and fully complete both websites, of which we will have used $5,740 from the net proceeds of our offering and the balance of $4,760 will be paid from advances made by our President.    Having our website developed in India will allow us to better utilize our proceeds or effectively as a website and portal created in North America of this nature would have cost us five times more.

  3.      Marketing and advertising will be focused on promoting our website, products, and selling franchises.  The advertising campaign may also include the design and printing of various sales materials. We intend to market our website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. We will also market our site through social marketing mediums such as Twitter and Facebook.  Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $5,000 and $10,000, however, there is no assurance that this amount will be sufficient for our on-going operations

  4.      After testing the dental information Web Portal we went live in mid-May ahead of schedule.

              We anticipate that we will begin to generate revenues as soon as we are able to generate enough traffic to our website to entice advertisers to spend their marketing dollars on our website.   This is expected to happen once we negotiate agreements with one or two franchise owners and once our dental information portal hits a critical mass. We expect to be profitable within 12 months of signing 20 franchisees.

  Limited operating history; need for additional capital

              There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

              To become profitable and competitive, we have to locate and negotiate agreements with established businesses to offer their products/services for sale to us at pricing that will enable us to establish and sell the products/services to our clientele at a profit.

              We have no assurance that future additional financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to our existing stockholders.

  Results of operations

  From Inception on July 8, 2009 to July 31, 2011

  As of the date of this report, we have yet to generate any revenues from our business operations.

              During the period we incorporated the company, hired an attorney and hired an auditor for the preparation of this registration statement. We have prepared an internal business plan. We reserved two domain names for the company: www.drdentalspa.com; and www.drdientesblancos.com.  We have retained a web design firm which has completed the development of both our websites.  We have acquired a set teeth whitening equipment and kits for our marketing efforts.

  Our net loss since inception is $72,113 as a result of incurring expenses of $28,304 for accounting and legal fees, $18,589 for consulting fees, $16,554 for other general and administrative expenses and $8,515 for transfer agent fees.

  Liquidity and capital resources

  On July 30, 2010, we sold 33,333,333 shares of common stock to our sole officer and director, Rosa Habeila Feliz Ruiz for $5,000.   There were no other shares issued to Ms. Feliz Ruiz since our inception.

              Since incorporation, Ms. Ruiz has been the Company’s only promoter.

              On July 31, 2010, we sold 22,633,330 shares of our common stock at $0.0015 per share for a total of $33,950. The shares were issued pursuant to Regulation S of the Securities Act of 1933 to forty (40) investors.

              As of the date of this report, we have yet to generate any revenues from our business operations.

              As of July 31, 2011, our total assets were $6,764 comprised of cash and amounts capitalized relating to the development of our websites and our total liabilities were $39,927 comprised of accounts payable and related party payable.

  ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

  ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Santo Pita Corporation
(A Development Stage Company)

July 31, 2011

Index

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statement of Stockholders’ Equity (Deficit)	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Shareholders

  Santo Pita Corporation

  (A Development Stage Company)

  Bella Vista, Santo Domingo, Dominican Republic

  We have audited the accompanying balance sheets of Santo Pita Corporation (the “Company”) as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended July 31, 2011 and 2010, the period from July 8, 2009 (inception) to July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Santo Pita Corporation as of July 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and the period from July 8, 2009 (inception) to July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that Santo Pita Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, Santo Pita Corporation has not generated revenues since inception and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ GBH CPAs, PC

  GBH CPAs,PC
  www.gbhcpas.com
  Houston, Texas
  October 31, 2011

SANTO PITA CORPORATION
(A Development Stage Company)
BALANCE SHEETS As of July 31, 2011 and 2010

	July 31,	July 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,187	$22,732
Prepaid expenses	-	15,720
Total current assets	2,187	38,452

OTHER ASSETS
Website, net of amortization, 5 year life	4,577	-
Total other assets	4,577	-

TOTAL ASSETS	$6,764	38,452

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,790	$-
Related party payable	36,137	1,637

Total current liabilities	39,927	1,637

STOCKHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares authorized,
$0.00001 par value;
0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized,
$0.00001 par value;
55,966,663 shares issued and outstanding	560	560
Additional paid-in capital	38,390	38,390
Deficit accumulated during development stage	(72,113)	(2,135)
Total stockholders’ equity (deficit)	(33,163)	36,815

Total liabilities and stockholders’ equity (deficit)	$6,764	$38,452

  The accompanying notes are an integral part of these financial statements.

SANTO PITA CORPORATION (A Development Stage Company) STATEMENTS OF OPERATIONS

			From
	Year Ended July 31, 2011	Year Ended July 31, 2010	July 8, 2009 (Inception) to July 31, 2011

EXPENSES

Consulting fees	18,589	-	18,589
General and administrative	14,584	1,970	16,554
Transfer agent fees	8,515	-	8,515
Legal and accounting fees	28,304	-	28,304

Total expenses	$(69,992)	$(1,970)	$(71,962)

Other Income (Expense)
Foreign currency transaction gain (loss)	10	(165)	(155)
Interest income	4	-	4

Total other income (expense)	14	(165)	(151)

Net Loss	$(69,978)	$(2,135)	$(72,113)

Basic and diluted loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	55,966,663	224,658

  The accompanying notes are an integral part of these financial statements.

SANTO PITA CORPORATION (A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from July 8, 2009 (inception) to July 31, 2011

	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders'

	Shares	Amount	Capital	Stage	Equity (Deficit)

Inception	-	$-	$-	$-	$-

Balance, July 31, 2009	-	-	-	-	-

Stock issued for cash on July 30, 2010 at $0.00015 per share	33,333,333	333	4,667	-	5,000

Stock issued for cash on July 31, 2010 at $0.0015 per share	22,633,330	227	33,723		33,950

Net loss
July 31, 2010	-	-	-	(2,135)	(2,135)

Balance, July 31, 2010	55,669,663	560	38,390	(2,135)	36,815

Net loss
July 31, 2011	-	-	-	(69,978)	(69,978)

Balance, July 31, 2011	55,669,663	560	38,390	(72,113)	(33,163)

  The accompanying notes are an integral part of these financial statements.

SANTO PITA CORPORATION (A Development Stage Company) STATEMENTS OF CASH FLOWS
			From
	Year Ended	Year Ended	July 8, 2009
	July 31,	July 31,	(Inception) to
	2011	2010	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,978)	$(2,135)	$(72,113)
Adjustments to reconcile net loss to net cash used in operating activities: Amortization	303	-	303
Changes in operating assets and liabilities:
Prepaid expenses	15,720	(15,720)	-
Accounts payable	3,790	-	3,790
Net cash used in operating activities	(50,165)	(17,855)	(68,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for website	(4,880)	-	(4,880)
Net cash used in investing activities	(4,880)	-	(4,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	38,950	38,950
Proceeds from related party payable	34,500	1,637	36,137
Net cash provided by financing activities	34,500	40,587	75,087

Net change in cash	(20,545)	22,732	2,187
Cash and cash equivalents, beginning of period	22,732	-	-

Cash and cash equivalents, end of period	$2,187	$22,732	$2,187

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$4	-	$4
Income taxes paid	$1,632	-	$1,632

  The accompanying notes are an integral part of these financial statements.

  SANTO PITA CORPORATION
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  Note 1.  Nature of Operations

  Nature of Business.

  Santo Pita Corporation (referred to as the “Company” or “Santo Pita”) was incorporated in the State of Nevada on July 8, 2009. Our business operations will be divided into two segments: one will be an informative and interactive website, where both dentists and patients can access dental information and have online consultations; the other will be mobile teeth whitening at such places as kiosks and in-home systems.

  Note 2.  Summary of Significant Accounting Policies

  The summary of significant accounting policies presented below is designed to assist in understanding Santo Pita’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, which is responsible for the integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

  Use of Estimates

  The Company prepares its financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Foreign Currency Adjustments—Functional Currency is the U.S. Dollar

  The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Any translation adjustments are reflected as a separate component of stockholders’ equity and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency transaction gains and losses included in operations totaled a gain of $10 in 2011 and a loss of $(165) in 2010.

  Basic and Diluted Earnings (Loss) Per Share

  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For all periods presented, there were no potentially dilutive securities outstanding.

  Note 2.  Summary of Significant Accounting Policies (continued)

  Cash and Cash Equivalents

  Santo Pita considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Risks and Contingencies

  Santo Pita has a limited operating history.  The Company has not yet generated revenue from its business operations. As a new operating entity in its current form, Santo Pita faces risks and uncertainties relating to its ability to successfully implement its strategy. Among other things, these risks include the ability to develop and sustain revenue growth; manage operations; competition; attract, retain and motivate qualified personnel; maintain and develop new strategic relationships; and the ability to anticipate and adapt to the dental market and any changes in government regulations. Santo Pita may be subject to the risks of delays and other uncertainties, including financial, operations, technological, regulatory and other risks associated with an emerging business, including the potential risks of business failure.

  Fair Values of Financial Instruments

  Management believes that the carrying amounts of Santo Pita’s financial instruments, consisting primarily of cash and accounts payable, approximated their fair values as of July 31, 2011 and 2010, due to their short-term nature.

  Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes a deferred tax asset for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

  Recently Issued Accounting Pronouncements.

  Santo Pita does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

  Note 3.  Development Stage and Going Concern

  These financial statements have been prepared on a going concern basis, which implies Santo Pita will continue to meet its obligations and continue its operations for the next fiscal year. As of July 31, 2011, Santo Pita has not generated revenues and has accumulated losses of $72,113 since inception. Santo Pita has not commenced operations. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the

  Note 3.  Development Stage and Going Concern (continued)

  preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding Santo Pita’s ability to continue as a going concern. The continuation of Santo Pita as a going concern is dependent upon financial support from its stockholders, the ability of Santo Pita to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Pita be unable to continue as a going concern.

  Note 4.  Stockholder’s Equity

  Our authorized capital stock consists of 100,000,000 shares of common stock, $0.00001 par value, and 100,000,000 shares of preferred stock, $0.00001 par value. As of July 31, 2011, we have not issued any preferred shares.

  On July 30, 2010, we sold 33,333,333 shares of common stock to our sole officer and director, Rosa Habeila Feliz Ruiz for $5,000.

  On July 31, 2010, we sold 22,633,330 shares of our common stock at $0.0015 per share for a total of $33,950.

  Note 5.  Related Party Transactions

  As of July 31, 2011 and 2010, Santo Pita had advances of $36,137 and $1,637, respectively, payable to our sole officer and director.  These advances were made to cover incorporation costs of the Company and ongoing legal and accounting fees related to our SEC reporting obligations. The advances bear no interest, are unsecured and are due on demand.

  Note 6.  Income Taxes

  Santo Pita uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, Santo Pita incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $72,113 at July 31, 2011, and will begin to expire in the year 2030.

  At July 31, 2011, deferred tax assets consisted of the following:

	2011	2010
Deferred tax assets - net operating loss carry-forwards	$25,240	$320
Less: valuation allowance	(25,240)	(320)
Net deferred tax asset	$-	$-

  There are no significant temporary differences between US GAAP and taxable income.

  Note 7.  Subsequent Events

  In accordance with ASC 855-10 the Company reviewed all material events through the date of issuance of these financial statements and there were no material subsequent events to report.

  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements as of and for the years ended July 31, 2011 and 2010 and for the period from July 8, 2009 (inception) to July 31, 2011, included in this report have been audited by GBH CPAs, PC, as set forth in this annual report.

  ITEM 9A.   CONTROLS AND PROCEDURES.

  Evaluation of Disclosure Controls and Procedures

  We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

  The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

-	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

  Limitations on the Effectiveness of Controls

  Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

  CEO and CFO Certifications

  Certifications of our Chief Executive Officer and the Chief Financial Officer are filed as exhibits to this Annual Report on Form 10-K. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). Item 9A of this annual report on Form 10-K, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

  Management's Report on Internal Control over Financial Reporting

  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2011, the Company's internal control over financial reporting were ineffective.

  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

  Changes in Internal Controls

  There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

  ITEM 9B.       OTHER INFORMATION

  None.

  PART III

  ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

  Officers and Directors

  Our sole director will serve until her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

  The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Rosa Habiela Feliz Ruiz	23	president, principal executive officer, secretary,
Plaza Tania, Romulo		treasurer, principal financial officer, principal
Betancourt No. 289 Local 306		accounting officer and sole member of the board of
Bella Vista, Santo Domingo		directors.
Dominican Republic

  The person named above has held his offices/positions since inception of our company and are expected to hold his offices/positions until the next annual meeting of our stockholders.

  Background of officers and directors

  Since inception, Rosa Habeila Feliz Ruiz was appointed president, principal accounting officer, principal executive officer, principal financial officer, secretary, treasurer and sole member of our board of directors. From April 2006 to present, Ms. Feliz Ruiz started her own consulting company, Cristal Marketing of Santo Domingo, where she implements marketing strategies for various spas and salons in the different regions of the Dominican Republic. From September 2005 to March 2006, Ms. Feliz Ruiz worked as a personal assistant and administrator with ARS Futuro Medical Insurance of Santo Domingo. Ms. Feliz Ruiz earned honors in dentistry from UFHEC University in Santo Domingo, Dominican Republic.

              None of the companies referred to above are parents, subsidiary corporations or other affiliates of Santo Pita Corporation.

              During the past ten years, Ms. Feliz Ruiz has not been the subject of the following events:

  1.         A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

  2.         Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

  3.         The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

  i)          acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

  ii)         engaging in any type of business practice; or

  iii)        engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

  5.      The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

  6.      Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

  6.         Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

  7.         The subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

  i)          Any Federal or State securities or commodities law or regulation; or
   ii)  Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

  iii)        Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  8.         The subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

  Transactions with Related Persons, Promoters and Certain Control Persons

  Ms. Ruiz is deemed a “promoter” of our company, within the meaning of such term under the Securities Act of 1933 since she founded and organized our company. Ms. Ruiz is our only “promoter”.   On July 30, 2010, we issued 33,333,333 shares of common stock as restricted securities to Rosa Ruiz, our sole officer and director, in consideration of $5,000.  Ms. Ruiz has not received and is not entitled to receive any additional consideration for his services as our promoter.

  Audit Committee Financial Expert

              We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

  Audit Committee and Charter

  We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to this report.

  Code of Ethics

  We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

  Disclosure Committee and Charter

  We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as Exhibit 99.3 to this report.

  Section 16(a) of the Securities Exchange Act of 1934

              As of the date of this report we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

  ITEM 11.        EXECUTIVE COMPENSATION

  The following table sets forth the compensation paid by us for the last three fiscal years ending July 31, 2011 for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

  EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Rosa Habeila Feliz Ruiz	2011	0	0	0	0	0	0	0	0
President and Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

  We have no employment agreement with of our officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

  The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

              Compensation of Directors

  The member of our board of directors is not compensated for her services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors.

  We have no director's service contracts.

  DIRECTOR’S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan Compensation		All Other
	Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Rosa Habeila Feliz Ruiz	2011	0	0	0	0	0	0

              Long-Term Incentive Plan Awards

  We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

  Indemnification

  Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

  Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

  ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

			Number of Shares	Percentage of
		Percentage of	After Offering	Ownership After
	Number of	Ownership	Assuming all of	the Offering
Name and Address	Shares Before	Before the	the Shares are	Assuming all of the
Beneficial Owner [1]	the Offering	Offering	Sold	Shares are Sold

Rosa Habeila Feliz Ruiz	33,333,333	59.560%	33,333,333	59.56%
Plaza Tania, Romulo
Betancourt No. 289 Local 306
Bella Vista, Santo Domingo
Dominican Republic

[1]

  The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Ms. Shostak is the only "promoter" of our company.

  Future sales by existing stockholders

              A total of 33,333,333 shares of common stock were issued to our sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

  There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 41 holders of record for our common stock.

  ITEM 13.        CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

              On July 31, 2010, we sold a total of 33,333,333 shares of common stock to Rosa Habeila Feliz Ruiz, our sole officer and director in consideration of $5,000.

  Office services and office space are provided without charge by the sole officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

  ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

  Audit Fees

  For the Company’s fiscal years ended July 31, 2011 and 2010, we were billed approximately $13,050 and $6,000 for professional services rendered for the audit and quarterly reviews of our financial statements.

  Audit Related Fees

              None.

  Tax Fees

              None.

  All Other Fees

              None.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  -approved by our audit committee; or

  -entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

  We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

  The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

  PART IV

          ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	09/21/10	3.1

3.2	Amended Articles of Incorporation.	S-1	09/21/10	3.2

3.3	Amended Articles of Incorporation.	S-1	09/21/10	3.3

3.4	Bylaws.	S-1	09/21/10	3.4

4.1	Specimen Stock Certificate.	S-1	09/21/10	4.1

10.1	Consulting Agreement.	S-1	09/21/10	10.1

10.2	Lease Agreement.	S-1/A-1	12/15/10	10.2

10.3	Letter of Engagement.	S-1/A-1	12/15/10	10.3

10.4	Intellectual Property Agreement.	S-1/A-3	05/27/11	10.4

10.5	Franchise Agreement.	S-1/A-3	05/27/11	10.5

14.1	Code of Ethics.				X

31.1	Certification pursuant to Rule 13a-15(e) and 15d-15(e),				X
	promulgated under the Securities and Exchange Act
	of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Toronto, Ontario, Canada, on this 2nd day of November, 2011.

  SANTO PITA CORPORATION

BY:	ROSA HABEILA FELIZ RUIZ
Rosa Habeila Feliz Ruiz, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

ROSA HABEILA FELIZ RUIZ	President, Principal Executive Officer, Treasurer,	November 2, 2011
Rosa Habeila Feliz Ruiz	Principal Accounting Officer, Principal Financial
Officer, and Sole Member of the Board of Directors

  EXHBIT INDEX

		Incorporated by reference

					Filed
Exhibit No. Document Description		Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	09/21/10	3.1

3.2	Amended Articles of Incorporation.	S-1	09/21/10	3.2

3.3	Amended Articles of Incorporation.	S-1	09/21/10	3.3

3.4	Bylaws.	S-1	09/21/10	3.4

4.1	Specimen Stock Certificate.	S-1	09/21/10	4.1

10.1	Consulting Agreement.	S-1	09/21/10	10.1

10.2	Lease Agreement.	S-1/A-1	12/15/10	10.2

10.3	Letter of Engagement.	S-1/A-1	12/15/10	10.3

10.4	Intellectual Property Agreement.	S-1/A-3	05/27/11	10.4

10.5	Franchise Agreement.	S-1/A-3	05/27/11	10.5

14.1	Code of Ethics.				X

31.1	Certification pursuant to Rule 13a-15(e) and 15d-15(e),				X
	promulgated under the Securities and Exchange Act
	of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X