Form 10-Q
period 2011-10-31
Santo Pita Corp
filed 2011-12-15
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number 333-169503

SANTO PITA CORP.
(Exact name of registrant as specified in its charter)

NEVADA	27-0518586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Plaza Tania, Romulo Betancourt No 28 Local 306
Bella Vista, Santo Domingo, Dominican Republic
 (Address of principal executive offices, including zip code.)

1-809-533- 9443
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]  No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,966,663 as of December 15, 2011.

SANTO PITA CORP.

FORM 10-Q

October 31, 2011

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

EXHIBIT INDEX

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Santo Pita Corp.  “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Santo Pita Corp.
(A DEVELOPMENT STAGE COMPANY)

October 31, 2011

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended October 31, 2011 are not necessarily indicative of results that may be expected for the year ending July 31, 2012.

SANTO PITA CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	October 31, 2011	July 31, 2011
ASSETS
CURRENT ASSETS
Cash	$1,816	$2,187
Total Current Assets	1,816	2,187

OTHER ASSETS
Website, net of amortization, 5 year life	4,333	4,577
Total other assets	4,333	4,577

TOTAL ASSETS	$6,149	$6,764

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,830	$3,790
Related party payable	38,677	36,137
TOTAL LIABILITIES	51,507	39,927

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value 0 shares are issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $0.00001 par value; 55,966,663 shares issued and outstanding	560	560
Additional paid-in capital	38,390	38,390
Deficit accumulated during development stage	(84,308)	(72,113)
TOTAL STOCKHOLDERS' DEFICIT	(45,358)	(33,163)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,149	$6,764

See accompanying notes to interim unaudited financial statements.

SANTO PITA CORPORATION (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	From July 8, 2009 (Inception) to October 31, 2011
EXPENSES
Consulting fees	$2,540	$5,716	$21,129
General and administrative	703	7,314	17,257
Transfer agent fees	600	-	9,115
Legal and accounting fees	8,340	11,000	36,644

Total expenses	(12,183)	(24,030)	(84,145)

Other Income (Expense)
Foreign currency transaction gain (loss)	(12)	114	(167)
Interest income	-	3	4

Total other income (expense)	(12)	117	(163)

Net Loss	$(12,195)	$(23,913)	$(84,308)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	55,966,663	55,966,663

See accompanying notes to interim unaudited condensed financial statements.

SANTO PITA CORPORATION (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	From July 8, 2009 (Inception) to October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,195)	$(23,913)	$(84,308)
Adjustments to reconcile net loss to net cash used in operating activities: Amortization	244	-	547
Changes in operating assets and liabilities:
Prepaid expenses	-	15,720	-
Accounts payable	9,040	-	12,830
Net cash used in operating activities	(2,911)	(8,193)	(70,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for website	-	-	(4,880)
Net cash used in investing activities	-	-	(4,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	-	38,950
Proceeds from related party payable	2,540	5,000	38,677
Net cash provided by financing activities	2,540	5,000	77,627

Net change in cash	(371)	(3,193)	1,816

Cash, beginning of period	2,187	22,732	-

Cash, end of period	$1,816	$19,539	$1,816

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$-	$-	$4
Income taxes paid	$-	$-	$1,709

See accompanying notes to interim unaudited financial statements.

SANTO PITA CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Santo Pita Corp. (“Santo Pita or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Santo Pita’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the year ended July 31, 2011, a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 2. - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Santo Pita will continue to meet its obligations and continue its operations for the next fiscal year. As of October 31, 2011, Santo Pita has not generated revenues and has accumulated losses of $84,308 since inception. Santo Pita has not commenced operations. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the Securities and Exchange Commission (“SEC”). These factors raise substantial doubt regarding Santo Pita’s ability to continue as a going concern. The continuation of Santo Pita as a going concern is dependent upon financial support from its stockholders, the ability of Santo Pita to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Pita be unable to continue as a going concern.

NOTE 3. – RELATED PARTY TRANSACTIONS

As of October 31, 2011 Santo Pita had advances of $38,677, payable to its president and sole director.  These advances were made to cover incorporation costs of the Company and ongoing legal and accounting fees related to our SEC reporting obligations. The advances bear no interest, are unsecured and are due on demand.

NOTE 4. - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company reviewed all material events through the date of issuance of these financial statements and there were no material subsequent events to report.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

            To meet our need for cash we raised $33,950 in a private placement offering which closed on July 31, 2010. Even with these funds, we cannot guarantee that we will stay in business after twelve months. If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products and services at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from our private offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. However, our president is willing to fund the initial operations of the Company until sufficient funds are available. These initial operations specifically refer to the fees associated with the filing of our Registration Statement on Form S-1 as well as periodic and annual reporting requirements to maintain compliance with the SEC for the first 12 months after effectiveness, and all applicable legal and accounting fees that we expect to be incurred by the Company in that regard. We anticipate these fees to total approximately $10,000 to $15,000.

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

As far as the dental information web portal is concerned, the information was developed in house and was sourced from online resources.  We will make sure we obtain permission or purchase a license for any information we use from a third party.  This dental information platform was completed by mid May of 2011. We will not be providing any dental advise just information.  Information will be available to all that have access to the internet and is not limited to just providing a dental information on our web portal or social media platform to just users in the Dominican Republic or to the Caribbean but access to our site will be open to the rest of the world.  Our goal is to have the social media portal completed by January 15, 2012.  Our web developer anticipated a total budget of $7,500 to complete our web portal website (www.drdentalspa.com)  and the teeth whitening website (www.drdientesblancos.com), however, the development of these two sites came in under budget. We have already spent $5,740 from the net proceeds of our private placement towards the completion and functionality of both www.drdientesblancos.com  and www.drdentalspa.com.  The balance of the funds of the budgeted website costs of $7,500 will be used to maintain the costs associated in keeping the websites functional.  The balance is $1,760 which has been paid from advances made by our President It is also estimated that we will require an additional $3,000 to complete the social networking part of the websites and this too will be paid from future advances made by our President.  In total, it will cost $10,500 to initiate and fully complete both websites, of which we will have used $5,740 from the net proceeds of our offering and the balance of $4,760 will be paid from future advances made by our President.    If our president is unable to advance any funds, we may need to seek other alternatives to financing the company to include debt or equity financing to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. If we cannot secure additional financing under acceptable terms, we may have to suspend or cease operations entirely. Further, if we raise additional cash through the sale of equity securities, there will be additional dilution to existing shareholders' interests.

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

Limited operating history; need for additional capital

 There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Results of operations

From Inception on July 8, 2009 to October 31, 2011

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

Our net loss since inception is $84,308 as a result of incurring expenses of $36,644 for accounting and legal fees, $21,129 for consulting fees, $17,257 for other general and administrative expenses and $9,115 for transfer agent fees.

On November 16, 2011, Santo Pita Corporation., (“we”, “us”, “our”) received a resignation from Rosa Habeila Feliz Ruiz as our Secretary. She remains our President, CEO, CFO, Treasurer and director. Her resignation was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Concurrently with Ms. Ruiz’s resignation, we appointed Alain French as our Secretary.

Alain French - Secretary

Mr. French, 64, has been involved in number of business ventures in both the U.K. and the Dominican Republic. Most recently, Mr. French has worked in the mineral exploration and mining industry in the Dominican Republic. From November of 2005 to the present, Mr. French has been the managing partner of Corona Materials, LLC. Corona Materials is involved in the quarrying, crushing and exportation of construction aggregates in the Dominican Republic. At Corona, Mr. French managed exploration activities including sample collection, drilling, and analysis. From May 2006 to August 2011he was the President and part owner of Walvis Investments, S.A. Walvis identified land parcels for the production of construction aggregates in the Dominican Republic. Walvis accumulated 40 parcels of land and was sold to Corona Materials in August of 2011.

From June 2009 to June 2010, Mr. French was the general manager of Jagua Exploration, S.R.L. He supervised and managed a two year metallic exploration campaign with positive gold and base metal discoveries for local Dominican landowners. In June 2010, he started Gexplo, S.R.L. and serves as its CEO and President. Gexplo is involved in gold exploration throughout the Dominican Republic, and specifically the Hispaniola Gold Copper Arc. Mr. French oversees all of Gexplo’s exploration activities.

Mr. French attended Exeter College in Exeter, U.K. from Sept 1966 to June 1968 studying science and engineering. In Oct 1968 he attended the Southend Flying School in Southend, U.K., graduating in December 1969 and later becoming an airplane and jet-helicopter pilot/owner holding a professional license. Over the next 35 years he attended a large number of university courses and plans to complete his Business Administration degree at a Dominican Republic University.

We appointed Mr. French as our Secretary due to his extensive experience with business operations in the Dominican Republic.

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

             As of October 31, 2011, our total assets were $6,149 comprised of cash and amounts capitalized relating to the development of our websites and our total liabilities were $51,507 comprised of accounts payable and related party payable.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

            We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

            There have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A.      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECUITIES.

None.

ITEM 4.         (REMOVED AND RESERVED)

ITEM 5.         OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101	Interactive Data Files
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of December, 2011.

SANTO PITA CORP.

/s/ ROSA HABEILA FELIZ RUIZ
Rosa Habeila Feliz Ruiz, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101	Interactive Data Files
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase