Form 10-Q
period 2012-01-31
Santo Pita Corp
filed 2012-03-16
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number 333-169503

SANTO PITA CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-0518586
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Plaza Tania, Romulo Betancourt No 28 Local 306
Bella Vista, Santo Domingo, Dominican Republic
 (Address of principal executive offices) (Zip Code)

1-809-535- 9443
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [   ]   NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,266,663 as of March 16, 2012.

SANTO PITA CORPORATION

FORM 10-Q

January 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURE

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

When this Report uses the words “we,” “us,” “our,” and the “Company,” they refer to Santo Pita Corporation “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Santo Pita Corporation
(A DEVELOPMENT STAGE COMPANY)

January 31, 2012

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended January 31, 2012 are not necessarily indicative of results that may be expected for the year ending July 31, 2012.

SANTO PITA CORPORATION (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	January 31, 2012	July 31 2011
ASSETS
CURRENT ASSETS
Cash	$641	$2,187
Total Current Assets	641	2,187

Website, net of amortization	4,026	4,577

TOTAL ASSETS	$4,667	$6,764

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,290	$3,790
Related party payable	81,881	36,137
TOTAL LIABILITIES	89,171	39,927

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares are issued and outstanding	–	–
Common stock, 100,000,000 shares authorized, $0.00001 par value; 55,966,663 shares issued and outstanding	560	560
Additional paid-in capital	38,390	38,390
Deficit accumulated during development stage	(123,454)	(72,113)
TOTAL STOCKHOLDERS' DEFICIT	(84,504)	(33,163)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,667	$6,764

See accompanying notes to unaudited financial statements.

SANTO PITA CORPORATION (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended January 31,		Six Months Ended January 31,		From July 8, 2009 (Inception) to January 31,
	2012	2011	2012	2011	2012
EXPENSES
Consulting fees	$4,100	$4,601	$6,640	$10,317	$25,229
General and administrative	17,838	2,945	19,141	10,259	44,210
Legal and accounting fees	17,204	1,634	25,544	12,634	53,848

Total expenses	39,142	9,180	51,325	33,210	123,287

OPERATING LOSS	(39,142)	(9,180)	(51,325)	(33,210)	(123,287)

OTHER INCOME (EXPENSE)
Foreign currency transaction loss	(4)	(61)	(16)	53	(171)
Interest income	–	1	–	4	4

Total other income (expense)	(4)	(60)	(16)	57	(167)

Net Loss	$(39,146)	$(9,240)	$(51,341)	$(33,153)	$(123,454)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	55,966,663	55,966,663	55,966,663	55,966,663

See accompanying notes to unaudited financial statements.

SANTO PITA CORPORATION (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	From July 8, 2009 (Inception) to January 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,341)	$(33,153)	$(123,454)
Adjustments to reconcile net loss to net cash used in operating activities: Amortization	551	14,220	854
Changes in operating assets and liabilities:
Accounts payable	3,500	860	7,290
Net cash used in operating activities	(47,290)	(18,073)	(115,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for website	–	–	(4,880)
Net cash used in investing activities	–	–	(4,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	–	–	38,950
Proceeds from related party payable	45,744	5,000	81,881
Net cash provided by financing activities	45,744	5,000	120,831

Net change in cash	(1,546)	(13,073)	641

Cash, beginning of period	2,187	22,732	–

Cash, end of period	$641	$9,659	$641

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$–	$–	$4
Income taxes paid	$–	$–	$1,632

See accompanying notes to unaudited financial statements.

SANTO PITA CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Santo Pita Corporation (“Santo Pita” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Santo Pita’s Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 2. – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Santo Pita will continue to meet its obligations and continue its operations for the next fiscal year. As of January 31, 2012, Santo Pita has not generated revenues and has accumulated losses of $123,454 since inception. Santo Pita has not commenced operations. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the SEC. These factors raise substantial doubt regarding Santo Pita’s ability to continue as a going concern. The continuation of Santo Pita as a going concern is dependent upon financial support from its stockholders, the ability of Santo Pita to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Pita be unable to continue as a going concern.

NOTE 3. – RELATED PARTY TRANSACTIONS

As of January 31, 2012, Santo Pita had advances of $81,881 payable to its president and sole director.  These advances were made to cover incorporation costs of the Company and ongoing legal and accounting fees related to our SEC reporting obligations. The advances bear no interest, are unsecured and are due on demand.

NOTE 4. – SUBSEQUENT EVENTS

On March 2, 2012, Santo Pita sold 300,000 shares of common stock at $0.50 per share for a total of $150,000 in a private placement transaction.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a development stage company and have not yet generated or realized any revenues from our business operations.

            There is uncertainty as to whether we can continue as an on-going business for the next twelve months if we are unable to obtain additional capital to pay our bills. Our independent auditor has raised substantial doubt regarding our ability to continue as a going concern. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our websites, locate suppliers of products/services and can sell products/services to our customers. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others.

            To meet our need for cash we raised $33,950 in a private placement offering which closed on July 31, 2010 (“July Offering”). On March 2, 2012, the Company sold 300,000 shares of common stock at $0.50 per share for a total of $150,000 in a private placement transaction. Even with these funds, we cannot guarantee that we will stay in business after twelve months. If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products and services at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from our private offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. However, our president is willing to fund the costs associated with the preparation and filing of reports with the SEC for the first 12 months after effectiveness of our Registration Statement on Form S-1, and all applicable legal and accounting fees that we expect to be incurred by the Company in that regard. We anticipate these fees to total approximately $10,000 to $15,000.

Plan of Operations

We have not been able to raise sufficient capital to fund our dental whitening business and our management has decided to review opportunities for the acquisition of an operating business or assets in a different industry.  We have focused our search on mineral exploration companies in our region and have consequently submitted a name change to Santo Mining Corporation for approval by our shareholders.

We estimate that our expenses over the next 12 months will be approximately $145,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses $

Legal and accounting fees	12 months	80,000
Due diligence on acquisition target	12 months	40,000
General and administrative expenses	12 months	25,000
Total		$145,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $145,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the Securities and Exchange Commission, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

Results of operations

From Inception on July 8, 2009 to January 31, 2012

As of the date of this report, we have yet to generate any revenues from our business operations

During the period, we incorporated the Company, hired an attorney and hired an auditor for the preparation of our SEC filings. We have prepared an internal business plan. We reserved two domain names for the company: www.drdentalspa.com; and www.drdientesblancos.com.  We have retained a web design firm which has completed the development of both our websites.  We have acquired a set of teeth whitening equipment and kits for our marketing efforts.

Our net loss since inception is $123,454 as a result of incurring expenses of $53,848 for accounting and legal fees, $25,229 for consulting fees, $44,210 for other general and administrative expenses.

On December 1, 2011, we entered into a consulting agreement (the “Agreement”) with an independent consulting firm . Pursuant to the Agreement, the consulting firm will evaluate the business of the Company as well as coordinate the Company’s SEC reporting requirements and filings.  The Company will pay the consulting firm $4,000 a month and will issue the Consultant 350,000 shares at the end of the third month from the date the agreement was signed. The Agreement will terminate on December 1, 2012, with the Company having an option to extend the Agreement for an additional year.

On November 16, 2011, we received a resignation from Rosa Habeila Feliz Ruiz as our Secretary. She remains our President, CEO, CFO, Treasurer and director. Her resignation was not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

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

On March 2, 2012, we sold 300,000 shares of common stock at $0.50 per share for a total of $150,000 in a private placement transaction. The shares were issued pursuant to Regulation S of the Exchange Act of 1933.

            As of January 31, 2012, our total assets were $4,667 comprised of cash and amounts capitalized relating to the development of our websites and our total liabilities were $89,171 comprised of accounts payable and related party payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Controls

            There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECUITIES.

None.

ITEM 4.         MINE SAFETY DISCLOSURES.

            None.

ITEM 5.         OTHER INFORMATION.

            ITEM 6.     EXHIBITS.

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101*	Interactive Data Files
101 INS - XBRL Instance Document
101 SCH - XBRL Taxonomy Schema
101 CAL - XBRL Taxonomy Calculation Linkbase
101 DEF - XBRL Taxonomy Definition Linkbase
101 LAB - XBRL Taxonomy Label Linkbase
101 PRE - XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Date: March 16, 2012

SANTO PITA CORPORATION

/s/ ROSA HABEILA FELIZ RUIZ
Rosa Habeila Feliz Ruiz, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer.