Form 10-Q
period 2012-04-30
Santo Mining Corp.
filed 2012-06-18
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number: 333-169503

SANTO MINING CORP.
(Exact name of registrant as specified in its charter)

Nevada	27-0518586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Avenida Sarasota No. 20

Torre Empresarial AIRD, Suite # 1103

La Julia, Santo Domingo, Dominican Republic

 (Address of principal executive offices) (Zip Code)

1-809-533-9443
(Registrant's telephone number, including area code)

SANTO PITA CORP.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 253,199,996 as of June 14, 2012.

SANTO MINING CORP.

FORM 10-Q

April 30, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

SIGNATURES

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

CERTAIN TERMS USED IN THIS REPORT

When this Report uses the words “we,” “us,” “our,” and the “Company,” they refer to Santo Mining Corp. “SEC” refers to the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

SANTO MINING CORP.
(A DEVELOPMENT STAGE COMPANY)

April 30, 2012

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended April 30, 2012 are not necessarily indicative of results that may be expected for the year ending July 31, 2012.

SANTO MINING CORP. (formerly Santo Pita Corp.) (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	April 30, 2012	July 31, 2011
ASSETS
CURRENT ASSETS
Cash	$80,605	$2,187
Loan to related party	42,537	-
Total Current Assets	123,142	2,187

Website, net of amortization	3,783	4,577

TOTAL ASSETS	$126,925	$6,764

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,056	$3,790
Advances from related party	79,881	36,137
TOTAL LIABILITIES	85,937	39,927

COMMITMENTS AND CONTINGENCIES	–	–

STOCKHOLDERS' DEFICIT
Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	–	–
Common stock, 450,000,000 shares authorized, $0.00001 par value; 253,199,996 and 251,849,996 shares issued and outstanding, respectively	2,532	2,518
Additional paid-in capital	186,418	36,432
Deficit accumulated during development stage	(147,962)	(72,113)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	40,988	(33,163)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$126,925	$6,764

See accompanying notes to unaudited financial statements.

SANTO MINING CORP. (formerly Santo Pita Corp.) (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended April 30,		Nine Months Ended April 30,		From July 8, 2009 (Inception) to April 30,
	2012	2011	2012	2011	2012
EXPENSES
Consulting fees	$2,310	$5,708	$8,950	$16,025	$27,539
General and administrative	5,867	8,532	25,008	18,791	50,077
Legal and accounting fees	16,331	10,954	41,875	23,588	70,179

Total expenses	24,508	25,194	75,833	58,404	147,795

OPERATING LOSS	(24,508)	(25,194)	(75,833)	(58,404)	(147,795)

OTHER INCOME (EXPENSE)
Foreign currency transaction gain (loss)	-	(21)	(16)	32	(171)
Interest income	-	-	–	4	4

Total other income (expense)	-	(21)	(16)	36	(167)

Net Loss	$(24,508)	$(25,215)	$(75,849)	$(58,368)	$(147,962)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	252,740,105	251,849,996	252,144,541	251,849,996

See accompanying notes to unaudited financial statements.

SANTO MINING CORP. (formerly Santo Pita Corp.) (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	From July 8, 2009 (Inception) to April 30,2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,849)	$(58,368)	$(147,962)
Adjustments to reconcile net loss to net cash used in operating activities: Amortization	794	125	1,097
Changes in operating assets and liabilities:
Prepaid expenses	-	15,720	-
Accounts payable	2,266	6,775	6,056
Net cash used in operating activities	(72,789)	(35,748)	(140,809)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	(42,537)	-	(42,537)
Payments for website	-	(2,500)	(4,880)
Net cash used in investing activities	(42,537)	(2,500)	(47,417)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	150,000	–	188,950
Proceeds from related party advances, net	43,744	19,500	79,881
Net cash provided by financing activities	193,744	19,500	268,831

Net change in cash	78,418	(18,748)	80,605

Cash, beginning of period	2,187	22,732	–

Cash, end of period	$80,605	$3,984	$80,605

SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest paid	$–	$–	$4
Income taxes paid	$15	$–	$1,719

See accompanying notes to unaudited financial statements.

SANTO MINING CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Santo Mining Corp. (“Santo Mining” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Santo Mining’s Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2011.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 2. – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Santo Mining will continue to meet its obligations and continue its operations for the next fiscal year. As of April 30, 2012, Santo Mining has not generated revenues and has accumulated losses of $147,962 since inception. Santo Pita has not commenced operations. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the SEC. These factors raise substantial doubt regarding Santo Mining’s ability to continue as a going concern. The continuation of Santo Mining  as a going concern is dependent upon financial support from its stockholders, the ability of Santo Mining  to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Pita be unable to continue as a going concern.

NOTE 3. – RELATED PARTY TRANSACTIONS

As of April 30, 2012, Santo Mining  had advances of $79,881 payable to its president and sole director after a reimbursement of $2,000 was made to her during this quarter.  These advances were made to cover incorporation costs of the Company and ongoing legal and accounting fees related to our SEC reporting obligations. The advances bear no interest, are unsecured and are due on demand.

On May 31, 2012, Santo Mining entered into a promissory note with GEXPLO, SRL, a company owned by Santo Mining’s corporate secretary, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that the Company paid on GEXPLO’s behalf.  The loan is non-interest bearing and matures on December 31, 2012.  The transactions have been recorded as loan to related party and totaled $42,537 as of April 30, 2012.

NOTE 4. – COMMON STOCK

On March 2, 2012, Santo Mining sold 1,350,000 shares (300,000 shares pre-split) of common stock at $0.11 per share ($0.50 per share pre-split) for a total of $150,000 in a private placement transaction.

On March 12, 2012, the Company received written consent from its majority holders constituting 59.56% of voting securities to effect a forward split of the Company’s issued and outstanding shares on a basis of 1 for 4.5.  On March 26, 2012, a 1 for 4.5 forward stock split of our common stock was effective increasing our issued and outstanding common stock from 56,266,663 to 253,199,996.  All share and per share amounts have been restated retroactively for the impact of the forward split.

NOTE 5. – SUBSEQUENT EVENT

On May 31, 2012, Santo Mining entered into a promissory note with GEXPLO, SRL, a company owned by Santo Mining’s corporate secretary, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that the Company paid on GEXPLO’s behalf.  The loan is non-interest bearing and matures on December 31, 2012.  The transactions have been recorded as loan to related party and totaled $42,537 as of April 30, 2012.

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

            To meet our need for cash we raised $33,950 in a private placement offering which closed on July 31, 2010 (“July Offering”). On March 2, 2012, the Company sold 1,350,000 shares (300,000 shares pre-split) of common stock at $0.11 per share ($0.50 per share pre-split) for a total of $150,000 in a private placement transaction. Even with these funds, we cannot guarantee that we will stay in business after twelve months. If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products and services at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from our private offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Currently, the Company is having trouble raising capital for its teeth whitening business and is looking at opportunities in the mining sector in the Dominican Republic where we hope be a more interest to raise capital in this sector. However, our president is willing to fund the costs associated with the preparation and filing of reports with the SEC for the first 12 months after effectiveness of our Registration Statement on Form S-1, and all applicable legal and accounting fees that we expect to be incurred by the Company in that regard. We anticipate these fees to total approximately $10,000 to $15,000.

            On March 12, 2012, we received written consent of the stockholders in lieu of a special meeting to effect a 1 for 4.5 forward stock split of the Company’s issued and outstanding shares of common stock, change of name and increase our authorized shares.

            On March 19, 2012, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “Santo Pita Corporation” to “Santo Mining Corp.” and to increase the authorized shares of our common stock from 100,000,000 to 450,000,000.

On March 26, 2012, a 1 for 4.5 forward stock split of our common stock was effective increasing our issued and outstanding common stock from 56,266,663 to 253,199,996.  All share and per share amounts have been restated retroactively for the impact of the forward split.

Plan of Operations

We have not been able to raise sufficient capital to fund our dental whitening business and our management has decided to review opportunities for the acquisition of an operating business or assets in a different industry.  We have focused our search on mineral exploration companies in our region and have changed our name to Santo Mining Corp.

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

Results of operations

From Inception on July 8, 2009 to April 30, 2012

As of the date of this report, we have yet to generate any revenues from our business operations.

            During the period, we incorporated the Company, hired an attorney and hired an auditor for the preparation of our SEC filings. We have prepared an internal business plan. We reserved three domain names for the company: www.drdentalspa.com; www.drdientesblancos.com; and www.santomining.com.  We have retained a web design firm which has completed the development of two out of the three websites.  We have acquired a set of teeth whitening equipment and kits for our marketing efforts. We have been unable to adequately fund our teeth whitening business and our management has began looking at opportunities in other industries.

Our net loss since inception is $147,962 as a result of incurring expenses of $70,179 for accounting and legal fees, $27,539 for consulting fees and $50,077 for other general and administrative expenses.

On December 1, 2011, we entered into a consulting agreement (the “Agreement”) with an independent consulting firm (“Firm”). Pursuant to the Agreement, the Firm will evaluate the business of the Company as well as coordinate the Company’s SEC reporting requirements and filings.  The Company will pay the Firm $4,000 a month and will issue the Consultant 350,000 shares at the end of the third month from the date the agreement was signed. The Agreement will terminate on December 1, 2012, with the Company having an option to extend the Agreement for an additional year.

On May 31, 2012, we entered into a promissory note with GEXPLO, SRL, a company owned by our corporate secretary, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that we paid on GEXPLO’s behalf.  The loan is non-interest bearing and matures on December 31, 2012.  The transactions have been recorded as loan to related party.

Liquidity and capital resources

            On July 30, 2010, we sold 150,000,000 shares (33,333,333 shares pre-split) of common stock to our sole officer and director, Rosa Habeila Feliz Ruiz for $5,000.   There were no other shares issued to Ms. Feliz Ruiz since our inception.

            Since incorporation, Ms. Ruiz has been the Company’s only promoter.

            On July 31, 2010, we sold 101,849,996 shares (22,633,330 shares pre-split) of our common stock at $0.0003 per share ($0.0015 per share pre-split) for a total of $33,950. The shares were issued pursuant to Regulation S of the Securities Act of 1933 to forty (40) investors.

On March 2, 2012, we sold 1,350,000 shares (300,000 shares pre-split) of common stock at $0.11 per share ($0.50 per share pre-split) for a total of $150,000 in a private placement transaction. The shares were issued pursuant to Regulation S of the Exchange Act of 1933.

            As of April 30, 2012, our total assets were $126,925 comprised of cash and amounts capitalized relating to the development of our websites and a note receivable and our total liabilities were $85,937 comprised of accounts payable and related party advances.

            On May 31, 2012, we entered into a promissory note with GEXPLO, SRL, a company owned by  our corporate secretary, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that we paid on GEXPLO’s behalf.  The loan is non-interest bearing and matures on December 31, 2012.  The transactions have been recorded as loan to related party.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECUITIES.

None.

ITEM 4.         MINE SAFETY DISCLOSURES.

            None.

ITEM 5.         OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.1	Promissory Note from Santa Mining Corp. to GEXPLO, SRL, dated May 31, 2012.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101*	Interactive Data Files
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

SANTO MINING CORP.

Date: June 15, 2012	/s/ ROSA HABEILA FELIZ RUIZ
Rosa Habeila Feliz Ruiz President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer (Duly Authorized Officer and Principal Executive Officer)