Form 10-K
period 2012-07-31
Santo Mining Corp.
filed 2012-11-13
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2012

Or

[ ]	TRANSITIOINAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transitional period from _____________ to ______________

Commission file number 333-169503

SANTO MINING CORP.
(Exact name of registrant as specified in its charter)

NEVADA	27-0518586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ave. Sarasota #20, Torre Empresarial, Suite 1103
Santo Domingo, Dominican Republic
(Address of principal executive offices) including zip code.)

Registrant’s telephone number, including area code:  1-809-535- 9443

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange in which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2012 was $0.00.

As of November 13, 2012, the registrant had 64,352,005 shares issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I

Item 1.     Business

Overview

Santo Mining Corp. is a company which acquires various mines in the Dominican Republic for the purpose of exploration and extraction. We target near-term production opportunities in the Dominican Republic, in areas geologically similar to Pueblo Viejo, one of the largest sulfide gold deposits in the Western Hemisphere. Our vision is to define deposits and extract metals from both alluvial deposits that require minimal processing and bulk-tonnage, open-pit oxide and sulfide gold deposits where poly-metallic ores with economic concentrations of precious and base metals may be extracted and transported to local or offshore processing plants and refineries.

The Company plans to combine rapid exploration methodology with innovative operational and logistical approaches to ensure the efficient and effective extraction of gold and other metals in the future.

Our exploration projects create an alternative opportunity for investors. Each of our claim areas lie within high-potential geology–with the same characteristics as Pueblo Viejo,  one of the world’s largest sulifde gold deposit. Each claim is ideally situated for our geology team approach to exploration.

This swift mobilization and on-site sampling analysis capability was developed to drive growth and value in the near and long terms. Our claims are 100% owned, and lie in the core of the mineral rich Hispaniola Gold-Copper Back-Arc.

History

We were incorporated in the State of Nevada on July 8, 2009.  From our inception, we were engaged in the operation of a website portal, www.drdentalspa.com, and www.drdientesblancos.com  where both dentists and patients could access dental information, as well as operating a teeth whitening business. Recently, our management decided to redirect our business focus towards identifying and pursuing options regarding the acquisition of mineral exploration property with the focus on gold and other precious metals.  Our new operational website is www.santomining.com.

From July 8, 2009 through to the date of the acquisition of our first Claim we were a designated shell company with minimal operations.  As described below, on July 30, 2012, we entered into an acquisition agreement and began operations and ceased to be a shell.

On March 2, 2012, we sold 337,500 shares of common stock for $150,000 in a private placement transaction. The shares were issued pursuant to Regulation S of the Exchange Act of 1933.

On March 19, 2012, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “Santo Pita Corporation” to “Santo Mining Corp.” and to increase the authorized shares of our common stock from 100,000,000 to 450,000,000.

On March 26, 2012, we effected a 1-for-4.5 forward stock split for our common stock. On July 9, 2012 we effected a 4-for-1 reverse stock split for our common stock. Except as otherwise indicated, all of the share and per share information referenced in this Report has been adjusted to reflect the July 9, 2012 reverse stock split of our common stock.

On July 19, 2012, the Company sold 102,000 shares of the Company common stock for $51,000.

During the year ended July 31, 2012, the Company agreed to issue 233,335 shares of common stock to a third party vendor for services. These shares were valued and recorded at their fair value of $46,667.

On July 30, 2012 (the “Closing Date”), we entered into a mineral property acquisition agreement (the "Acquisition Agreement") with Gexplo, SRL (the "Vendor") and Rosa Habeila Feliz Ruiz, an officer and director of the Company, whereby the Company agreed to acquire from the Vendor an undivided one hundred percent (100%) interest in and to a mineral claim known as Alexia, which is located in the province of Dajabon, in the municipalities of Dajabon and Partido, specifically in the sections Chaucey, La Gorra and Partido Arriba, covering  Los Indios, Pueblo Nuevo, Hatico Viejo, El Junco, La Gallina, Tahuique and Charo located in the Dajabon 5874-I (11) and Loma de Cabrera 5874-II (19) topographical sheets, complying with the terms of mining law No. 146 and its regulations (the “Alexia Claim”) as described in the Acquisition Agreement (the “Acquisition”).

Pursuant to the terms of the Acquisition Agreement, in consideration of an undivided 100% interest in and to the Alexia Claim, the Vendor received 6,456,600 shares of the Company’s common stock transferred from Ms. Ruiz and the cancellation of the promissory note for $59,770 from the Company to the Vendor dated May 31, 2012.

On September 17, 2012, the Company sold 600,000 shares of common stock for $300,000.

In September 2012, 116,665 shares were issued to a third party vendor for services. These shares were valued at $23,333.

On September 17, 2012, the Company exercised its right of first refusal to purchase two additional mineral properties, Walter (the “Walter Claim”) and Maria (the “Maria Claim”), from Gexplo, SRL pursuant to the “Acquisition Agreement”.  In exchange for the Walter Claim and the Maria Claim, Rosa Habeila Feliz Ruiz, the Secretary of the Company, transferred 13,181,460 of her shares of the Company’s common stock to the Vendor. The Vendor is owned by Alain French, our President, Chief Executive Officer and sole Director.

On October 12, 2012, we amended the Acquisition Agreement (the “Amendment”) with Gexplo, SRL and Rosa Habeila Feliz Ruiz, an officer and director of the Company. Pursuant to the Amendment, the Company would no longer have right of first refusal to purchase the Shalee and Daniel claims and instead would have right of first refusal to purchase the Henry, Francesca, Eliza, and Nathaniel claims.

On October 12, 2012, the Company exercised its right of first refusal to purchase four additional mineral properties, Henry (the “Henry Claim”), Francesca (the “Francesca Claim”), Eliza (the “Eliza Claim”) and Nathaniel (the “Nathaniel Claim”), from the Vendor pursuant to the Acquisition Agreement.  In exchange for the Claims, Rosa Habeila Feliz Ruiz transferred 12,644,943 of her shares of the Company’s common stock to the Vendor. The Vendor is owned by Alain French, our President, Chief Executive Officer and Director.

Business Strategy

The Company’s business strategies are as follows:

  Concentrating its exploration and mining efforts in regions that have favorable commercial and fiscal terms.
  Stable locations that provide extensive existing infrastructure.
  Regions that have an experienced and trained workforce.
  Santo Mining Corp. will use new technical advances in exploration.
  These exploration techniques will help Santo Mining Corp. identify structures and formations previously unidentified using older techniques.
  Focus on identifying further major gold deposits equivalent in size to Barrick’s Pueblo Viejo; one of the largest gold deposits in the Western Hemisphere.
  Target bulk tonnage, open pit oxide and sulphide gold deposits.
  Fully committed to a “Fast Track” production taking advantage of gold's unprecedented prices.

Strategy

Santo Mining Corp. looks at creating shareholder value by:

  Investing in our claims to identify and to discover and delineate economic gold resources
  Advancing promising gold deposits through to engineering and feasibility stage and partnering with leading mining companies and end user companies to finance and manage operations
  Searching for accretive merger and acquisition projects

Strategic Goals for 2012-2013

  Commenced exploration program in September, 2012 with the objective of testing samples
  Test new target areas in early 2013 with the objective of outlining new gold resources
  Start drilling to test new surface discoveries and expand any found deposits
  Conduct additional metallurgical work
  Examine M&A and regional consolidation opportunities

Competitive Strengths

o   The Company is located in The Dominican Republic which is experiencing an unprecedented gold mining rush. During the last three years it is estimated total investment in the mining sector is between $4-5 Billion. New exploration around Spanish Colonial metal workings and some Greenfield locations resulted in a proliferation of near-term gold production opportunities.

o   The Company has claims in the mineral rich Hispaniola Gold-Copper Back-Arc, rising to 10,000 feet, cuts a diagonal swath across the island where Taino Indians collected gold nuggets from the river and later Columbus was first to systematically extract gold. Today the island is literally peppered with historical gold, silver and copper works. Some of these former sites have been explored and resulted in major discoveries; while others have yet to be investigated.

o   There have been some major and significant mineral discoveries where the Company owns claims within a very close proximity to some proven reserves. These include Barrick Gold’s world class “Pueblo Viejo” mine with reported probable and proven reserves of 25.3 million ounces of gold valued at $40 Billion at current prices. This mine is expected to produce more than 1 million ounces a year once production ramps up in 2013 (source: Barrick Gold Corp). Others include, Meanwhile Perilya’s “Cerro de Maimón” produces 130,000 ounces of gold every year valued at $204.5 million at recent current prices. Not far to the west is Falcondo Xstrata’s enormous 49.6 million ton Nickel complex, formerly the World’s second largest nickel mine (Source: Falcondo Xstrata).

o   The Dominican Republic is a democratic country with similar political structure to USA. Santo Domingo is a modern bustling city with all the amenities and technologies of its US counterparts. Following recent presidential elections, the new republican president installed his cousin Mr. Alexander Medina (Former Falconbridge executive) as the new Director of the Mining Management Office and Mr. Lisandro Lembert as Vice-Minister of Mines and Energy. Both appointments have been received well by the mining sector and both are making significant improvements to their respective agencies.

o   The Company has precious and base metal claims in the heart of the mineral rich geology, an agile exploration team with over 100 years of local experience, a pipeline of highly prospective claims, close ties with many community leaders, and field efforts supported by seasoned financial consultants.

o   Our officers and directors include highly experienced and respected executives with extensive experience in both the senior and junior mining industry.

o   The Company has been financed to get it through its first stage of development.

Sources of Available Land for Mining and Exploration

Much of the desirable land for mining and exploration in the Dominican Republic has been claimed by mining companies including Barrick Gold, Xstrata Falconado, Brigus, Perilya, Unigold, Goldquest, Goldstar and others. We have a pipeline of promising Claims  owned by Gexplo,SRL, several of which are immediately adjacent or close to the above mentioned mining company claims.

               The Alexia Claim totals 2,775 mining hectares. The Walter Claim totals 200 mining hectare. The Maria Claim totals 1,486 mining hectares. The Henry Claim totals 1,900 mining hectares. The Francesca claim totals 2,120 mining hectares. The Eliza Claim totals 243.75 mining hectares. The Nathaniel claim totals 475 mining hectares.

Competition

               We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral property.

Government Regulation

               We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our Company and our property. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our property if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our property.

As per information obtained from the Central Bank of the Dominican Republic and the General Director of Mining, mining activities in the Dominican Republic focus mainly on mining of ferronickel and gold. The Dominican Republic has a very active mineral exploration sector, with the mining of minerals, both metallic and non-metallic, being an important aspect of the economy. The dominant producers are Perilya Gold and Falcondo Xstrata Nickel, which mine deposits in central Dominican Republic as well as Barrick Gold’s scheduled production of gold at the Pueblo Viejo mine in the Cotui area. The government sees the mining industry as representing one of the main sources for socio-economic development of the Dominican Republic. Government policy concerning the mining industry is geared towards the protection of the environment and the integration of affected communities to the mining projects. The major mining opportunities in the Dominican Republic are found in ferronickel, marble, salt and plaster, construction aggregates (such as limestone), gold and silver. According to a speech in February 2012 by President Leonel Fernandez the  Dominican Republic’s economy expanded 4.5 percent in 2011 behind “astronomical growth” in the mining sector and further growth is expected in 2012 due to continued extraction expansion and of nickel at the Xstrata Plc Falcondo mine and the beginning of gold production this year at the Pueblo Viejo mine by the Barrick Gold Corp.

The legal framework that governs mining operations in the Dominican Republic is comprised of the following legal provisions: the Constitution of the Dominican Republic, and the various laws of the mining operations of the Dominican Republic, herein referred to “Law”; Law No. 146 of 1971, also known as the Dominican Mining Law, and its regulation for enforcement; and presidential decrees (Decree No. 613-00, regarding the creation of the National Council for Mining Development; Decree No. 839-00 dated 26 September 2000, regarding the declaration of mining as an activity of the highest priority of the Dominican state, thereby instructing the Corporate Mining Authority to enter into certain agreements regarding the development of certain mining sectors of the country; and Decree No. 947-01 dated 19 September 2001, regarding the creation of Industrial mining parks for whom the tax incentives of the Dominican Industrial Free Zone Law No. 8-90 are extended to). Law No. 123-71, along with its regulation of enforcement, also regulates certain mining activities, namely the extraction of sand, gravel, chippings, rocks and similar materials.

As in most nations, the Constitution of the Dominican Republic is the general framework that establishes broad norms for the functioning of the state. The Constitution enshrines the protection of property and the inviolability of such in article 51. However, article 17 of the same sets forth that "mining and hydrocarbon deposits and, in general, all non-renewable resources, may only be explored or exploited by private parties, under sustainable environmental criterion, in accordance with concessions, agreements, licenses, permits or quotas, under the conditions determined by law". Thus, any person seeking to undertake mining operations in the Dominican Republic must take into account that the Dominican state is a necessary participant in any mining operation, and that the property of the minerals is that of the state, although the entity awarded with a concession has the right to profit from the extracted minerals. Property of the state, as may be construed from the provisions set forth in Law No. 146's Regulation for Application refers to the mineral reserve, and not the extracted minerals which belong to the concessionaire. The Dominican Mining Law No. 146 of 4 June 1971 (“Law 146”) is the legislation currently in force in the Dominican Republic relating to the exploration and exploitation of mining materials. The Law is complemented by its Regulation for enforcement number 207-98 of 3 June 1998, which clarifies certain aspects of the Law and establishes specific administrative processes in order to implement the norms contained in the Law.

Law 146, as well as its regulation, establish that the state is the owner of all mineral deposits, of any nature, on Dominican soil and that the exploitation or mining of such deposits are undertaken by means of concessions or agreements granted exclusively by the government. Furthermore, the Law is highly protective of the local legal regime providing that all concessions granted within national territory are exclusively governed by the laws and courts of the Dominican Republic, and when foreigners are the concessionaires, such concessionaires are deemed to have validly waived any right to diplomatic protection in relation to the concession. The Law also creates the General Mining Directorate, which is the administrative body in charge of implementing the Law and regulating mining activities in the Dominican Republic.

We should also point out that our General Environmental and Natural Resources Law No. 64-00 (Law 64-00), which governs all environmental related issues in the Dominican Republic also plays an important role with respect to mining activities in said country. The purpose of this law is to set the general rules towards the conservation, protection, improvement and restoration of the environment and the natural resources, intending to assure a sustainable use having unified segregated rules concerning environmental protection and creating a governmental authority - the Ministry of Environment and Natural Resources - with wide authority to oversee and regulate the application of Law 64-00. Article 38 of Law 64-00 establishes the process of environmental evaluation, in order to prevent, control and mitigate the impacts over the environment and natural resources caused by works, projects and other activities. According to the list published by the Ministry of Environment and Natural Resources regarding projects that require environmental impact studies in order to obtain an environmental license, the activities involving the mining sector are the following: development, exploitation and processing of metallic and non metallic mining; exploration and mining prospection; extractive metallurgy and mining parks.

Law 146 regulates investments in mining activities, although there is also a general foreign investment law (Law No. 16-95 and its amendments), which requires registration of foreign investments for statistical purposes. Under Law 146 mining rights may be acquired both by domestic and foreign parties; however, foreign investors in these activities are required to incorporate a Dominican subsidiary prior to holding exploration concessions over mineral rights. The possibility of operating through a branch, in lieu of a Dominican subsidiary may be reached through special agreements entered with the executive branch and subject to Congress approval. Although Law 146 provides for certain rules governing the exemption to foreign exchange requirements, such provisions are no longer relevant as per freedom of convertibility and transferability principles in force since 2002 with the enactment of our current Monetary and Financial Law No. 183-02. Accordingly, in connection with foreign exchange regulations, including the external debt service, no approvals are currently required from any governmental authorities for purposes of assuming debt in foreign currencies, accessing the currency exchange markets or transferring funds abroad, provided that such exchange and transfer activities are done through duly authorized financial and exchange intermediation entities of the Dominican Republic.

The Dominican Republic is party to numerous international investments and free-trade treaties including DR-CAFTA; however, none apply specifically to mining activities, and such operations sometimes are excluded from these treaties in most cases. As to dispute resolution mechanisms we should point out that the Dominican Republic is a party to the Convention on the Recognition and Enforcement of Foreign Arbitral Awards (New York Convention), and that arbitration clauses are not in contradiction of or subject to restrictions under the laws of the Dominican Republic, except for judicial homologation (exequatur) requirements.

Law 146 recognizes two distinct types of concessions that may be granted by the state: concessions for the exploration of mining materials; and concessions for the mining itself or exploitation of the mining materials. Article 17 allows additionally, the creation of 'fiscal reserves' by the executive branch, within a determined mining zone, and following such creation, allow the exploration and evaluation of mining sources, and allow exploitation activities through special contracts. The process of obtaining a mining concession is relatively straightforward, and is contained in articles 143 through 176 ofLaw 146, as well as certain other provisions of Regulation 207-98. In summary, the entity interested in mining a piece of land must fulfill the requirements established byLaw 146, Regulation 207-98, and those of the General Mining Directorate. The General Mining Directorate then either approves the concession or rejects it. If approval is granted, the Ministry of Industry and Commerce proceeds to issue a resolution authorizing the concession. The General Mining Directorate also grants any and all rights of passage and rights of use of the land of third parties once the concession is granted, notwithstanding if the permit is granted either for exploration purposes or for mining operations. If a foreign entity seeks to receive a concession for exploration purposes only, then it is allowed to do so as a foreign entity, though it must prove its existence to the General Mining Directorate through the filing of certain documents. However, the Law expressly establishes that foreign entities that seek mining (or exploitation) concessions must do so through the incorporation of a Dominican company fulfilling all the requirements under Dominican law. Nevertheless, if the foreign entity had begun exploration operations as such, and requested the granting of a mining concession, while the incorporation of the Dominican company is being undertaken, the foreign entity may initiate mining activities. The concession granted is intuitu personae, and consequently, may not be assigned without prior written approval from Ministry of Industry and Commerce.

Pursuant to the provisions of Law No. 146, a mining concession gives the exclusive right over all substances found within the perimeter thereof, to explore, exploit or develop such substances in accordance with the provisions of applicable laws.

            Among the obligations of the holder of a concession are the following, which may be construed as covenants to maintain its concession:

o   Protection of life and health of the workers;

o   Submission of semi-annual progress and annual operation reports;

o   Compliance with environmental standards;

o   Payment of annual patents, royalty fees and income taxes;

o   keeping of legal accounting books in accordance with applicable accounting rules;

o   Execution of works in accordance to methods and techniques avoiding damages to the landowner and to the adjoining concessionaires; and

o   Starting the works within six months after the date of the granting of the concession, under sanction of forfeiture.

            The executive branch may declare a mining zone as a fiscal reserve, and grant exploitation rights over such reserve through special contracts. The requirement for such exploitation rights, as per the provisions of article 19 of Law 146, is that any such mining exploitation within a fiscal reserve, must be granted by means of a public bidding process. Congress approval is not necessary for these purposes; however, such Congress approval becomes mandatory when tax incentives are provided through the special contract. The use of the fiscal reserve and 'special contract' combination, although not uncommon, is treated as the exception as opposed to the rule when it comes to the granting of mining concessions under Law 146. They simply allow for the executive branch to reach mining arrangements with private parties in conditions that may differ from those generally provided under Law 146. In general, this combination will have equivalent standing as compared to a concession, but following the amendment made to article 19 of Law 146, special agreements may provide for conditions or rights that are less favorable to those generally granted under Law 146 with respect to mining concessions in general.

            As may be construed from the descriptions detailed above, the jurisdiction authority over mining activities is generally placed in the executive branch, comprised by the presidency and the Ministries of Industry and Trade, and Environment and Natural Resources.

            Mining concessionaires must pay three distinct taxes or fees: royalty fees to the Dominican government; export fees; and income tax. First, the royalty fee contemplated by the law is calculated on the basis of the size of the land covered by the concession, as well as the type of concession granted. However, the amount paid in royalty is not very large, since in no case does any royalty payment exceed 45,000 Dominican Republic pesos. This fee is paid on a yearly basis, but in two installments. On the other hand, the second fee that must be paid is an export fee, equivalent to 5 per cent of the invoice value of the mineral exported, paid in full within three months of the export. Finally, we must note that in the concession and mining agreement executed between the state and the concessionaire, the parties are free to establish any royalty payment that is agreed upon, in addition to those contemplated by the law.

            In addition to those taxes and royalties payable by mining concessionaires, which include a 25 per cent income tax, the latter would also need to consider and may be required to pay an annual asset tax of 1 per cent over the value of the assets of the concessionaire and tax withholding obligations over salaries paid to employees and dividends distributed to shareholders.

In case of non-renewable natural resources, parties are required to pay a 5 per cent contribution of their generated net profits produced from the exploitation activity to the municipality. Right holders of concession permits under Law No. 123-71 are required to pay the above mentioned income and municipal taxes. In addition, such right holders must pay a contribution equal to 4.10 Dominican Republic pesos per cubic meter of mineral extracted, removed or excavated. The above tariff may be increased from time to time.

            Upon the occurrence of payment defaults, as a cause of forfeiture, the Ministry of Industry and Commerce, before pronouncing the forfeiture must require, by means of a written notice, that the concessionaire rectify the fault within a period of 30 working days. After the expiration of said period, the Ministry of Industry and Commerce may dictate the forfeiture by means of a resolution which must be published in the Official Gazette. The concessionaire may also be penalized with a 10 per cent surcharge. There are no rules prohibiting a creditor to step in and cure in lieu of the mining company. Income tax payment defaults are subject also to penalties provided under the Dominican Tax Code.

            Under article 15 of the Dominican Constitution, water constitutes a strategic national heritage of public use, unalienable, imprescriptibly, not subject to attachments, and essential for life. Human consumption has priority over any other use, while the state must elaborate and implement effective policies towards the protection of country´s water resources.

            Several institutions are in charge of issuing required permits and authorizations for the use of waters resources. Law No. 5852 on the Distribution of Public Waters provides that any party wishing to use public waters must obtain a water title. In accordance with article 48 of Law No. 5825, a petition in this sense must be filed before the National Institute of Hydraulic Resources (INDRHI). If granted, the water rights are subject to certain fees based on invested capital in installed facilities and annual permitting fees. Other authorizations or permits may be required from the Natural Potable Water and Sewage Institute (INAPA) particular in connection with the use or installation of water lines and sewers, or both. For the construction of wells and for the exploitation and use of underground waters, parties are required also to obtain a permit from the sub-ministry of soil and water of the Ministry of Environment and Natural Resources.

            Under article 6 of Law146, the mining concession constitutes a different right than that of an owner of a real property, whether the mining concession and the ownership right over the property, belong to the same person. The usufruct of mining sources gives the right to the concessionaire to use also the surface of the land, whether it owns such land or not, provided however that the concessionaire must indemnify the corresponding third party for damages causes during the mining operations (article 63 of the Law 146). Article 78 of the Law 146 provides that concessionaires must reach agreements with the owners or occupants of land they require for their mining operations, or both. Such agreements must include provisions relating to the superficial extension of the land required for purposes of building dwellings, storage spaces, shops, plants, tailings deposits, water tanks, construction deposits, and other types of improvements. Easements relating to electric line routes are governed by our General Electricity Law No. 125-01, its amendments and rules of enforcement. Under said legislation easements are usually granted through the concession agreement required for purposes of distributing or transmitting energy; the use of the national grid transmission lines are subject to the payment of special tolls and other similar fees.

            Subject to the obtainment of required permits or concession rights under our General Electricity Law No. 125-01 and its amendments and rules of enforcement, mining concessionaires may elect to procure their supply of electricity under different modalities that include total or partial self generation, the purchase of energy in the National Interconnected Electricity System of the Dominican Republic (national grid) under special contractual rights and as an Un-Regulated User (URU); or purchase of electricity from a third party outside the NIES, or national grid, under any contractual modality and as a URU, or both.

            Pursuant to the Mining Law, exploitation concessions are granted for a maximum term of 75 years. The termination of the concession occurs upon expiration of the applicable tenure. Anticipated termination of rights under a mining concession may occur upon the following:

•         Through a waiver or reduction upon request of the concessionaire.

•         Upon a declaration of nullity or invalidity following a determination that:

•         The concession was granted to an unqualified person as per article 13 of Law 146.

•         That the concession was granted directly or indirectly to foreign governments.

•         That the concession was granted within the perimeter of an existing fiscal reserve or existent concessions.

•         That the concession was granted to the same person in excess of the maximum limits provided under articles 32 and 43 of Law 146.

•         Upon termination pursued by the Ministry of Industry and Trade subject to the lawful causes detailed in Law 146, which include the following in connection with exploration concessions:

•         Failure to start exploration within six months following the issuance of the concession.

•         Interruption of exploration activities for more than six continuous months.

•         Carrying out exploitation activities during exploration tenures under an exploration concession.

•         Failure to pay mining fees, taxes and royalties.

•         Upon failure to comply with programmed works.

•         Failure to carry out reporting obligations as required under articles 72 and 192 of Law 146.

And the following causes in connection with exploitation concessions:

•         Failure to initiate exploitation within a one-year term following issuance of the concession;

•         Interruption of exploitation activities for more than two continuous years;

•         Failure to pay applicable mining fees, royalties and taxes;

•         Suspension of commercial production (defined as the sale of exploited metallurgic minerals without benefits for the state in the form of income tax for more than two consecutive years);

•         Failure to incorporate a Dominican subsidiary within a six-month term following issuance of the concession; and

•         Failure to comply with reporting requirements.

            Upon the occurrence of the causes of termination specified above, the Ministry of Industry and Commerce, before pronouncing the forfeiture must require, by means of a written notice, that the concessionaire rectify the fault within a period of 30 working days. Upon expiration of said period, the Ministry of Industry and Commerce may dictate the forfeiture by means of a resolution, which must be published in the Official Gazette.

            Affected parties may file administrative appeals before the Ministry of Industry and Commerce, and before the Administrative Courts of the Dominican Republic which are part of the Judicial Branch.

            Concession rights granted by the Dominican government may be subject to pledges under Dominican law, provided that such granting party agrees to the awarding of the security interest. These types of securities are governed by the provisions set forth in articles 91 et al of the Commercial Code that relate to the commercial pledge. A commercial pledge is usually the type of security considered for purposes of pledging all types of intangible assets, in connection with international and domestic credit facilities or other finance arrangements. Applicable to all pledges over intangible assets, creation is done through the execution of a bilateral pledge agreement, signatures of which are usually certified by a local notary public (since the agreement will be subject to filings and public notices, it is important, as to all other collateral agreements aiming to create a security interest in local assets, to be drafted in Spanish, and as per conventional forms usually resorted to for such purposes). Perfection of the security takes place through a notice of the pledge agreement by an appointed local and territorially qualified bailiff. This notice is required under articles 91 of the Commercial Code, and article 2075 of the Civil Code. The notice documentation is registered by the bailiff before the Civil Registry, as required for all bailiff acts. When attempting to create a security interest over concession rights, prior approval from the governmental institution or agency providing such concession is required, as ordinarily, transfer restrictions are imposed in these concessions, or apply in the absence of any particular language, as a general rule deriving from administrative law principles. Other permits, such as environmental permits are not subject to pledges or prior approvals from the granting authority, as these permits are usually only issued once for the entire life of the approved project. In case of a foreclosure resulting in a change of control over the project, a notice of such change of control, and the responsible party named in the environmental license is to be served to the Ministry of Environment and Natural Resources. Similar creation and perfection requirements apply in connection with the granting of pledges over other intangibles, including rights under project agreements, onshore bank accounts and trademarks, insurance proceeds and share of local companies. All security agreements must be recorded also before the public registry maintained by the mining directorate. Mortgages may also be granted over real property owned by the concessionaire or an affiliate guarantor; non-possessory pledges (similar to chattel mortgages) may also be granted over the concessionaire's inventory, its equipment and other personal property.

            It is accepted practice for creditors financing mining projects and other major projects subject to governmental concessions to enter into direct agreement with the Government for further strengthening the step-in rights of such creditors, namely by allowing lenders to become qualified successor owners or operators following foreclosure procedures.

            In general, the Dominican Republic laws governing security interests have organized certain special protection for the benefit of the credit itself, and also for the benefit of the debtor, when requiring a public auction: the creditor must proceed to the court so that it may order the sale, and give a chance to the debtor, since the latter may have means of defense to present against the proceedings. Accordingly, a creditor may not seize property directly; instead it must attempt to receive proceeds from the public sale of the pledged or mortgaged asset of its obligor.

            In general, as per the provisions of our current Insurance Law No. 146-02, all insurance obtained for assets and interests located in the Dominican Republic must be obtained through duly authorized insurance companies or intermediaries of said jurisdiction. Risks assumed by local insurance companies may be reinsured with foreign insurance or reinsurance companies, although in practice, many projects resort to fronting policy schemes.

            In accordance with article 135 of the Dominican Labor Code, at least 80 per cent of the total number of employees of any local business must be made up of Dominican citizens. The salaries earned by Dominican employees must also amount to at least 80 per cent of the total sum of payments made by the employer to all its employees. Note that the salaries earned by employees that work in technical functions, as well as positions of direction and management are excluded from the calculation as to the above provision.

            Company owners may be liable for labor and tax liabilities as per the provisions set forth in the Dominican Labor Code and the Dominican Tax Code. These liabilities should not extend beyond the mining project company to mortgagees or creditors, although the rights of employees for the payment of their salaries and the rights of the government in connection with the payment of applicable taxes benefit from a legal privilege that would allow for payment ahead of any other creditors of the mining concessionaire. Unless involved directly, environmental liabilities should not extend beyond the mining project company or its directors, to any other third party.

            Special attention and due diligence efforts should always be carried out in connection with the financing of mining projects, mainly in connection with all environmental licensing and permitting requirements.

            Although we may not rule out that mandated concession renegotiations may occur in light of increased commodity values, subject to compliance with general provisions of law, we are not aware of any activity in the Dominican Republic leading to such mandated renegotiation processes.

            The General Mining Directorate's website, on which most mining laws and regulations may be found in electronic form, is http://www.dgm.gov.do.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

In addition to the requirements for the obtainment of a mining concession there is also a requirement for an Environmental License. The applicant must file a preliminary application and if approved will require amongst other things an environmental impact study. Article 38 of Law 64-00 establishes the process of environmental evaluation, in order to prevent, control and mitigate the impacts over the environment and natural resources caused by works, projects and other activities. This evaluation is pursued in accordance with the following instruments:

• Environmental impact statement (DIA in Spanish);

• Strategic evaluation impact;

• Study of environmental impact;

• Environmental report;

• Environmental license;

• Environmental permit;

• Environmental audits; and

• Public consultation.

According to Law 64-00 , any project which in nature entails a substantial alteration to the environment in which it is to be developed, shall follow an evaluation process, be it for the obtainment of an environmental permit or license, as the case may be, depending on the magnitude of the effects that the project may cause, destined to the prevention of negative impacts to the environment and natural resources. The criterion for the determination of whether a project requires an environmental license or an environmental permit is established by the Ministry of Environment and Natural Resources. Environmental permits and licenses must comply with the program from the environmental management and adaptation (PMAA in Spanish), which shall be executed by the person in charge of the activity or project, establishing the criteria to pursue such program and observe its terms. It is noteworthy that the environmental permits and licenses compel the beneficiary of the same to: assume the administrative, civil and criminal liabilities for the damages caused to the environment and natural resources; observe the provisions of the regulations and rulings in force; execute the PMAA; and allow the environmental control by the competent authorities. The Ministry of Environment and Natural Resources shall pursue audits for environmental evaluation. In order to assure compliance with the environmental license and permit, regarding the PMAA, the person in charge of the project must provide a compliance bond for an amount equivalent to 10 per cent of the total costs of the physical works or investments that are required to comply with the PMAA. The Ministry of Environment and Natural Resources will have a public record of the environmental permits and licenses granted, as well as the individuals or corporations that are punished under an administrative or judicial action. For the purpose of regulating the issuance of environmental permits and licenses, the Ministry of Environment and Natural Resources issued the Regulation for the System of Environmental Permits and Licenses as of June 2004, (the Regulation). According to the Regulation, projects and establishments that at the moment of its enforceability were already operating were required to initiate the relevant process for compliance with Law 64-00, in accordance with the procedure established for environmental permits for existing establishments or projects. These installations will have a term of one year after the issuance of the Regulation to complete the process of obtainment of the environmental permit, except in the event it is evidenced that such establishments or projects constitute an imminent danger to the health and security of people or the conservation of the ecosystem. In this latter case, the Ministry of Environment and Natural Resources will decide the conditions for the operation of the establishments or projects or will order their cease in operations. The type of study required for existing establishments or projects is an environmental report, which is the result of a multidisciplinary diagnosis, which describes the project and its main impacts, from an environmental and socio-economic perspective, and identifies the relevant mitigating measures, by means of the creation of the PMAA for the same.

For existing projects and establishments, the evaluation of the environmental report and the PMAA will be carried out by the Directorate of Environmental Quality and the sub-ministry of environmental management of the Ministry of Environment and Natural Resources. It is important to point out that the Regulation states in its article 8 that the environmental licenses and permits are of contractual nature and that are issued only one time during the enforceability of the project. Nonetheless, its validity will depend on the results arising from the application of the PMAA, which will be audited in the terms established by the relevant permit or license. Note that the Ministry of Environment and Natural Resources can temporarily or permanently repeal the license in case of violation of its terms or damage to the environment. The violating party is subject to penal and civil liabilities. The Ministry of Environment and Natural Resources will perform periodic inspections and audits regarding the compliance with the PMAA and in general, the compliance with the legislation in force. In this sense, in the cases where the inspections and audits demonstrate that the project complies with the PMAA and the relevant legislation, as well as with the conditions established in the permit or license, the Ministry of Environment and Natural Resources will issue certifications of environmental compliance.

For the cases of projects with respect to which construction activities, installations or operations are initiated without obtaining the corresponding environmental permit or license, the activities undertaken in such projects must cease until the relevant process is fulfilled. This project may be penalized under the administrative procedure with the payment of fines, without prejudice of the criminal and civil sanctions that may arise from such violation. As mentioned before, according to the list published by the Ministry of Environment and Natural Resources regarding projects that require environmental impact study in order to obtain an environmental license, the activities involving the mining sector are the following: development, exploitation and processing of metallic and non-metallic mining; exploration and mining prospection; extractive metallurgy; mining parks and aggregate processing plants among others.

Pursuant to the provisions of article 126 of Environmental Law No. 64-00 water resources in general are owned by the Dominican state and are not subject to private ownership in any case. However, as per the provisions of Law 146, in general, all concessionaires of exploration and exploitation mining rights, subject to prior compliance with applicable legal provisions in force over water sources and environmental protection, have a non-exclusive right to use fluvial waters needed for such mining activities. They are also entitled to use the water that flows or is discovered during the mining operations, or water that is drained from the mines, or from Property of third parties (article 167 of law 64-00. Concessionaires are also entitled to use the water that freely flows through their concessions, whether to put into use for the production of hydraulic energy, or any other use necessary for exploration or extraction of mineral activities, provided that the water is restored to its bed following its use, once adequately purified and made free of any hazardous substances (article 134 of the Law). Should the water sources required by a concessionaire be available only in land owned by private third parties, the concessionaire may only resort to such sources upon an agreement with such third parties, or upon the initiation of expropriation proceedings with the explicit authorization of the general mining directorate. This expropriation would not be granted if resorting to water source would interrupt or result detrimental to the potable water sources of nearby towns or villages (article 135).

Water rights may be subject to liens in the benefit of creditors of the concessionaire following prior authorization from the granting authority.

Other causes of termination may be found in Environmental Law No. 64-00, mostly in connection with the failure to comply with reporting requirements, and the requirements under applicable environmental licenses, permits and PMAAs. Water rights may be lost upon failure by the concession to pay applicable fees for the use of water or installation of water facilities, and failure to cure any environmental defaults within a six-month period. Finally, concessions for electricity generation, distribution or transmission are subject to termination upon the causes detailed in our General Electricity Law No. 125-01 and its amendments.

As per the provisions set forth in article 64 of Law 146, mining concession allow the concessionaire to build any infrastructure necessary in order to carry out the process, particularly ports and other systems of transportation. Installation of such essential infrastructure is however subject to numerous permitting requirements, involving the Ministry of Environment and Natural Resources, the Ministry of Public Works and Communications and municipal permits, the Ports Authority and the Superintend of Electricity.

Research and Development

               We have not incurred any research and development expenditures over the past two fiscal years.

Employees

               Currently, we do not have any employees. Our directors, executive officers and certain contracted individuals play an important role in the running of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

               We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Subsidiaries

We have two wholly owned subsidiary, Santa Maria Gold Corp., a Nevada corporation, which was incorporated on January 6, 2012 and Santa Maria Exploraciones e Ingenieria, a Dominican Republic corporation, which was incorporated on March 2, 2012. Currently we don’t have any business operations from our subsidiaries.

Intellectual Property

               We do not own, either legally or beneficially, any patents or trademarks.

Item 1A.         Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.          Unresolved Staff Comments

None.

Item 2.                        Properties

Headquarters and Administration Offices

We maintain our statutory registered agent's office at State Agent and Transfer Syndicate, Inc., 112 N. Curry Street, Carson City, Nevada 89703 and our business office is located at Avenida Sarasota No. 20, Torre Empresarial AIRD Local 1103, La Julia, Santo Domingo, Dominican Republic. This is also our mailing address. Our telephone number is (809) 535-9443. We are currently renting office space owned by Boyter Island Property Inc., where they are also a tenant. Boyter leases us office space on a contractual agreement basis. We have entered into a month to month rental contract for $175.00 plus taxes. We have also secured a larger office facility in a central location utilizing about 1,000 sqft from the home of the CEO, dedicated specifically to act as the Company’s corporate head office.

Mineral Claims

ALEXIA

The “ALEXIA CLAIM”, is located in the province of Dajabon, in the municipalities of Dajabon and Partido, specifically in the sections Chaucey, La Gorra and Partido Arriba, covering Los Indios, Pueblo Nuevo, Hatico Viejo, El Junco, La Gallina, Tahuique and Charo located in the Dajabon 5874-I (11) and Loma de Cabrera 5874-II (19) topographical sheets, complying with the terms of mining law No. 146 and its regulations.  The Alexia Claim is located approximately 3.5 hours northwest of the capital city of Santo Domingo by car and immediately north of the town of Partido. The claim has good asphalt paved road access and an internal network of graded clay roads. The total area covered by the exploration request is 2,775 mining hectares.

Boundary: The ALEXIA concession boundaries will follow the direction of the Universal Transverse Mercator (UTM) grid, on vertices with incoming and outgoing angles of 90o, according to that outlined in the following table:

From Point

	To Point	Open Direction	Distance ( Meters)	UTM North (From Point)	UTM East (From Point)
PP	1	North	33.0	N2161967	E232742
1	2	East	1,258	N2162000	E232742
2	3	South	3,500	N2162000	E234000
3	4	East	1,000	N2158500	E234000
4	5	North	1,500	N2158500	E235000
5	6	East	1,500	N2160000	E235000
6	7	South	3,500	N2160000	E236500
7	8	West	5,500	N2156500	E236500
8	9	North	1,500	N2156500	E231000
9	10	West	1,000	N2158000	E231000
10	11	North	4,000	N2158000	E230000
11	12	East	2,742	N2162000	E230000

                The data for the preparation of the map for this exploration claim was taken from the topographic sheet named Dajabon 5874-I (11) and Loma de Cabrera 5874-II (19) on a scale of 1:50,000.

Geological Description:

The Alexia Concession area is dominated mainly by tonalitic intrusives of upper Jurassic to lower Cretaceous age and by Dioritic and Gabbroic intrusive of similar age to the Tonalites. Both intruded the Duarte Complex and are in tectonic contact with rock of the upper Cretaceous Tireo Formation. This Tireo volcanic are present in the Concession in elongated NW-SE narrow strips in tectonic contact with the intrusives. A tectonized sliver of ultramafic rocks seems to allochthonous to the area probably pushed up to its present location by trusting. Younger rocks of Cercado Fm. and the Bulla conglomerates occupy the Southwestern corner of the Concession.

Exploration: Within 90 days the company plans to conduct a preliminary stream sediment and rock sampling survey of the claim. Though there has been some historical exploration on the Alexia Claim, none of the previous owners have established any substantial operations and no evidence of disturbances from exploration activities exists.

Walter

               Location and Access: The Walter claim is situated in the central region of the country, located in the Sánchez Ramírez province, municipality of Cotui. More precisely 5 kms east of the town of  Maimón,  15 kms  east of  Piedra Blanca and approximately 45 minutes northwest of  the capital city of Santo Domingo. It has good asphalt paved road access and an internal network of graded clay roads and is marked on the USGS Hatillo topographic map number 6172-I, on a scale of 1:50,000; the boundaries are at coordinates UTM (19Q): 2'090,000 - 2'091,000 N and 370,500 - 372,500 E.

Boundary: The WALTER claim boundaries will follow the direction of the Universal Transverse Mercator (UTM) grid on vertices with incoming and outgoing angles of 90o, according to that outlined in the following table:

POINT OF BEGINNING	POINT OF ENDING	CARDINAL	DISTANCE IN METERS	UTM NORTH (FROM POB)	UTM EAST (FROM POB)
PP	A	east	10.00	N2090512	E372490
A	B	SOUTH	512.00	N2090512	E372500
B	C	WEST	2,000.00	N2089000	E372500
C	D	NORTH	1,000.00	N2089000	E370500
D	E	EAST	2,000.00	N2091000	E370500
E	A	SOUTH	488.00	N2091000	E372500

Stratigraphy - Maimón Formation – Owes its name to the Maimón village mapped by Bowin (1960,1966). Mercier de Lepinay (1987), and Boisseau (1987) explain this formation as an integral part of the metamorphic base of the island. The Maimón formation is presented as a band of some 300 km in length and between 5 and 15 km wide that extends in a NW-SE direction. The Maimón schists form the northern flank of the Metamorphic Intermediate Belt (Bowin, 1960,1966) and by extension, of the Central Mountain Range.

Geologic map of the Walter mining concession

            From a lithological point of view, this unit consists of a group of schistose rocks, predominantly volcanic with sedimentary interspersing, that present a variable grade of deformation and metamorphism. The chemical analyses of representative lithology’s range from basaltic to cuarzoqueratóficas compositions. All are highly related to Fe/Mg and with low K content. This formation is separated in the south from the Loma Caribe and Peralvillo Sur formations by a band of mylonites that are considered associated to a transpressive fault, and separated in the north from the Los Ranchos formation (that have as a sedimentary cover incongruous with the Hatillo and Las Lagunas formations) by the Hatillo thrusting. This formation small to large sized diorite bodies intrusions, principally in its southern area, without encountering foliation of these intrusions.

Mineral Deposits: The area of the Intermediate Belt can be considered favorable land for the occurrence of two types of metallic mineralization according to its origin:

•   In the first place, the mineralization related to the end of the volcanism of the island arc. These mineralizations are located in the Maimón and Los Ranchos formations, presenting generally as disseminated sulfide complexes, with variable proportions of elements Au, Ag, Cu, Zn, and Fe; associated with these elements are silica and sulfur as final products of a magmatic differentiation by chemical affinity. Corresponding to this group would be the Pueblo Viejo deposit.

•   In second place, the existing mineralization in the Maimón formation is considered, with evidence at Cerro Maimón and Loma Potrero. These deposits correspond to the mineralization model in massive submarine basalts of the MORB type with associated sulfides.

         Volcano-sedimentary mineralization of Cu-Zn (Au, Ag): Mainly in the Maimón formation, there appear diverse stratiformic bodies of massive sulfides of low potency and tonnage, though with appreciable longitudinal development, and are related to acidic volcaniclastic rocks in the intermediate. They are of a pyritic composition and have Cu as a main substance of economic interest, with variable concentrations of Au and Zn; the Pb tends to be very scarce. They usually develop a hydrothermal alteration which is fundamentally of the silicification-chloritization type. Powerful ferruginous caps have developed on some of them.

Copper fits in its distribution to the Maimón formation, while the Los Ranchos formation shows lower sources of copper. Part of the distribution patterns of copper are due to overlapping of deposits responses. This explains content in large areas that exceed 100 ppm of Cu.

Fig. No.5.- Principal mining deposits next to the Walter concession

Exploration: The Walter Concession is located half way between the Cerro de Maimón Mine (VMS) and the world class mine of Barrick’s Pueblo Viejo.  Even though most of the surface area of the concession is covered by Quaternary fluvial sediments, there are plenty of outcrops in the five creeks that meander through the area.  The rock under these sediments is the Maimón Schist, a bimodal metalvolcanic formation.  Foliation is well developed and a few areas of hydrothermal alterations were observed in The Lajas and Guaré creeks. A total of 87 active sediment samples were taken at 100 meter intervals.  Selected samples have been taken to the Acme Laboratories for assaying. On the banks of the Guaré Creek exits the remains of a Colonial Spanish Smelter, where samples of slag with remaining cooper carbonates are found.  This slag is likely the smelting remains of the Cooper minerals mined at the Loma La Mina deposit, two kilometers to the North of Walter. This concession has considerable potential of finding Volcanogenic Massive Sulfide (VMS) deposits similar to nearby Cerro de Maimón, Loma Pesada, Loma La Mina, etc.

Soil sampling on a 100 meter grid was completed early in November and the samples sent to Acme laboratories for multi-element analysis the results will be published when they are received later in November 2012. Any significant anomalies identified as a result of the soil sampling will be followed by core drilling the shallow sedimentary layer into the underlying bedrock.

MARIA

Location and Access: The Maria Exploration Claim is situated in the central region of the Dominican Republic, located between the La Vega and Monseñor Nouel provinces in the municipalities of Jima Abajo, La Vega and Bonao. The claim is located in the area of the village of Rincón and can be found in the Fantino USGS Topographic Map number 6173-II, on a scale of 1:50,000. The boundaries are defined by the UTM (19Q): 2011000 - 2016000 North and 348000 - 352000 East coordinates. The total area covered by the exploration request is 1,486 mining hectares.

Fig. No.1.- Geographic location of the Maria Mining Claim,

The principal access route to the claim is the National Turnpike Number 1, or the Duarte Freeway, that connects the capital city of Santo Domingo with the city of Santiago. On this route, from the San Francisco de Macorís junction, turn right and continue eight kilometers to the town of Rincón.

Boundary: The MARIA concession boundaries will follow the direction of the Universal Transverse Mercator (UTM) grid, on vertices with incoming and outgoing angles of 90o, according to that outlined in the following table:

POINT OF BEGINNING	POINT OF ENDING	CARDINAL	DISTANCE IN METERS	UTM NORTH (FROM POB)	UTM EAST (FROM POB)
PP	A	EAST	99	N2115880	E353201
A	B	SOUTH	280	N2115880	E353300
B	C	WEST	1,300	N2115600	E353300
C	D	SOUTH	600	N2115600	E352000
D	E	WEST	500	N2115000	E352000
E	F	SOUTH	2,000	N2115000	E351500
F	G	EAST	1,500	N2113000	E351500
G	H	SOUTH	1,000	N2113000	E353000
H	I	WEST	500	N2112000	E353000
I	J	SOUTH	1,000	N2112000	E352500
J	K	WEST	500	N2111000	E352500
K	L	SOUTH	200	N2111000	E352000
L	M	WEST	200	N2110800	E352000
M	N	NORTH	700	N2110800	E351800
N	O	EAST	500	N2111500	E351800
O	P	WEST	1,400	N2111500	E352300
P	Q	NORTH	1,300	N2112900	E352300
Q	R	WEST	900	N2112900	E351000
R	S	SOUTH	1,000	N2112000	E351000
S	T	WEST	1,000	N2112000	E350000
T	U	NORTH	800	N2111000	E350000
U	V	WEST	1,900	N2111000	E349000
V	W	NORTH	700	N2112900	E349000
W	X	WEST	1,400	N2112900	E348500
X	Y	NORTH	500	N2114300	E348500
Y	Z	EAST	1,700	N2114300	E348000
Z	A	SOUTH	5,300	N2116000	E348000

Local Geology: The Maria Exploration Claim is located in the extreme northwest of the Intermediate Belt; the NW-SE alignments are products of transpressive movements, between the Maimón and Loma Caribe formations. In the claim area, the principal outcroppings are rocks from the Maimón formation.

Fig. No.4.-Geologic map of the Maria Exploration Claim zone

Stratigraphy: Maimón Formation: Owes its name to the Maimón village mapped by Bowin (1960,1966). Mercier de Lepinay (1987), and Boisseau (1987) explain this formation as an integral part of the metamorphic base of the island. The Maimón formation is presented as a band of some 300 km in length and between 5 and 15 km wide that extends in a NW-SE direction. The Maimón schists form the northern flank of the Metamorphic Intermediate Belt (Bowin, 1960,1966) and by extension, of the Central Mountain Range.

            From a lithological point of view, this unit consists of a group of schistose rocks, predominantly volcanic with sedimentary interspersing, that present a variable grade of deformation and metamorphism. The chemical analyses of representative lithologies range from basaltic to quartz compositions. All are highly related to Fe/Mg and with low K content. This formation is separated in the south from the Loma Caribe and Peralvillo Sur formations by a band of mylonites that are considered associated to a transpressive fault, and separated in the north from the Los Ranchos formation (that have as a sedimentary cover different from the Hatillo and Las Lagunas formations) by the Hatillo thrusting. This formation is intruded by small to large sized diorite bodies, principally in its southern area, without encountering foliation of these intrusions.

Gold, Silver, Copper & Zinc Mineral Deposits: The area of the Intermediate Belt can be considered favorable land for the occurrence of two types of metallic mineralization including Au, Ag, Cu, Zn, and Fe according to their origin.  First, Mineralization related to the end of the volcanism of the Island Arc. These mineralizations are located in the Maimón and Los Ranchos formations, presenting generally as disseminated sulfide complexes, with variable proportions of elements       Au, Ag, Cu, Zn, and Fe; associated with these elements are silica and sulfur as final products of a magmatic differentiation by chemical affinity. Corresponding to this group would be the Pueblo Viejo deposit.

     Second, the existing mineralization in the Maimón formation is considered, with evidence at Cerro Maimón and Loma Potrero. These deposits correspond to the mineralization model in massive submarine basalts of the MORB type with associated sulfides.

     Au, Ag, Cu & Zn Volcano-Sedimentary Mineralization: Mainly in the Maimón formation, there appear diverse stratiformic bodies of massive sulfides with appreciable longitudinal development, and are related to acidic volcaniclastic rocks in the intermediate. They are of a pyritic composition and have Cu as a main substance of economic interest, with variable concentrations of Au, Au and Zn; the Pb tends to be very scarce. They usually develop a hydrothermal alteration which is fundamentally of the silicification-chloritization type, though they also present phenomena of sericitization, coinciding with the general characteristics of hydrothermal alteration of these mineralizations.

Copper distribution is encountered in the Maimon formation, while the Los Ranchos formation shows lower sources of copper. Part of the distribution patterns of copper are due to overlapping of deposits responses. This explains content in large areas that exceed 100 ppm of Cu.

Geochemistry: Between 1997 and 2000 se the “Geological Mapping” project of the SYSMIN program was conducted in the Dominican Republic, and included a sub-project of geochemical and metallogenic mapping of the Bonao and Constanza quadrants on a scale of 1:100,000. The study highlighted an exceptional density and variety of mineralizations. This trait is consistent with the geotectonic framework of the country, which is particularly favorable to the formation of diverse types of deposits, some of them of great economic significance and importance. Within these important mineral deposits can be mentioned the massive volcanogenic hydrothermal sulphides (VHMS), the epithermal and the cupriferous porphyry.

In February 2012  Falcondo Xstrata Nickel announced they intended to exploit a 19 million metric ton deposit of nickel ore grading 1.62% approximately in their claim  immediately West of  MARIA on Miranda Hill.

Exploration: Within 90 days the company plans to conduct a preliminary stream sediment and rock sampling survey of the claim.

Henry

Location & Access: The HENRY claim is located in the province of Monsignor Nouel y Sánchez Ramírez, in the municipalities of Comedero Arriba (DM), Fantino y Bonao, in the sections of Los Pinos, Los Cabries y El Verde, and in the villages of Yuro Arriba, Cabeza de Vaca y Los Cafeses, found in the Bonao #6172-I (53) y Fantino 6173 – III (43) topographic maps, complying with the terms and regulations of Mining law #146. The base metal minerals are principally copper, lead, zinc and the precious metal minerals are gold and silver. The total area covered by the exploration claim is 1,990 mining hectares.

Boundary: The HENRY claim boundary will follow the cardinal direction of the UTM grid, on vertices with incoming and outgoing angles of 90 degrees, according to the description in the table below:

Point of beginning

point of ending	cardinal direction	distance (meters)	UTM North (from PP)	UTM East (from pp)

PP=A

B

	East	1,006	N2107500	E35994

B

C

	South	2,500	N2107500	E361000

C

D

	West	2,000	N2105000	E361000

D

E

	South	2,000	N2105000	E359000

E

F

	East	1,500	N2103000	E359000

F

G

	South	1,300	N2103000	E360500

G

H

	East	500	N2101700	E360500

H

I

	South	2,700	N2101700	E361000

I

J

	West	600	N2099000	E361000

J

K

	North	1,000	N2099000	E360400

K

L

	West	1,400	N2100000	E360400

L

M

	North	2,400	N2100000	E359000

M

N

	West	2,000	N2102400	E359000

N

O

	North	1,600	N2102400	E357000

O

P

	East	1.000	N2104000	E357000

P

Q

	North	1,000	N2104000	E358000

Q

R

	West	500	N2105000	E358000

R

S

	North	500	N2105000	E357500

S

T

	West	500	N2105500	E357500

T

U

	North	2,000	N2105500	E357000

U

PP-A

	East	2,994	N2107500	E357000

Henry Geological Map

Exploration: At this time the company is gathering existing data including prior geological reports, reference works, aerial photos, aeromagnetic and radiometric charts, from public records. Within 90 days the company plans to conduct a preliminary stream sediment and rock sampling survey of the claim.

FRANCESCA

Location and Access: The FRANCESCA claim is located in the province of Santiago Rodríguez, in the municipalities of Moncion and San Ignacio de Sabaneta, in the sections of Gurabo, Rodeo, Clavijo y Mata de Dajao, and in the villages of Banaderos, Monte de Gallina, El Ranchito y Alta de Gurabo, found in the Moncion 5974-II (21) topographic maps, complying with the terms and regulations of Mining law #146. The base metal minerals are principally copper, lead, zinc and the precious metal minerals are gold and silver.  The total are covered in exploration application is 2,120 mining hectares.

Boundary: The FRANCESCA claim boundary will follow the cardinal direction of the UTM grid, on vertices with incoming and outgoing angles of 90 degrees, according to the description in the table below:

point of beginning

	point of ending	cardinal direction	distance (meters)	UTM North (from PP)	UTM East (from pp)
PP = 1	2	South	1,434	2147434	271000
2	3	East	500	2146200	271000
3	4	South	200	2146200	271500
4	5	East	1700	2146000	271500
5	6	South	1500	2146000	273200
6	7	West	1000	2144500	273200
7	8	North	1000	2144500	272200
8	9	West	1200	2145500	272200
9	10	North	500	2145500	271000
10	11	West	1000	2146000	271000
11	12	North	500	2146000	270000
12	13	West	2500	2146500	270000
13	14	South	1000	2146500	267500
14	15	West	1500	2145500	267500
15	16	North	2000	2145500	266000
16	17	West	500	2147500	266000
17	18	North	500	2147500	265500
18	19	West	1500	2148000	265500
19	20	North	1000	2148000	264000
20	21	East	2000	2149000	264000
21	22	South	1000	2149000	266000
22	23	East	4000	2148000	266000
23	24	North	1000	2148000	270000
24	25	West	2000	2149000	270000
25	26	North	2000	2149000	268000
26	27	East	2500	2151000	268000
27	28	South	1000	2151000	270500
28	29	East	500	2150000	270500
29	30	South	1000	2150000	271000
30	31	East	500	2149000	271000
31	32	South	1500	2149000	271500
32	33	West	500	2147500	271500
33	PP=1	South	66	2147500	271000

Exploration: At this time the company is gathering existing data including prior geological reports, reference works, aerial photos, aeromagnetic and radiometric charts, from public records. Within 120 days the company plans to conduct a preliminary stream sediment and rock sampling survey of the claim.

ELIZA

Location and Access: The ELIZA claim is located in the province of Monsignor Nouel , in the municipality of Maimon, and San Ignacio de Sabaneta, in the section of Hato Viejo, and in the village of La Yautía, more precisely 1 km north of the town of  Maimón,  10 kms  east of  Piedra Blanca and approximately 45 minutes northwest of  the capital city of Santo Domingo. It has good asphalt paved road access and an internal network of graded clay roads.  It is found in the Moncion 5974-II (21) topographic maps. The base metal minerals are principally copper, lead, zinc and the precious metal minerals are gold and silver. The total are covered in exploration application is 243.75 mining hectares.

Boundary: The ELIZA claim boundary will follow the cardinal direction of the UTM grid, on vertices with incoming and outgoing angles of 90 degrees, according to the description in the table below:

 point of beginning

POINT OF ENDING	cardinal direction	distance (meters)	UTM North (from PP)	UTM East (from pp)

          P.P

1

	East	2	N2092610	E365748

1

2

	South	110	N2092610	E365750

2

3

	West	750	N2092500	E365750

3

4

	North	250	N2092500	E365000

4

5

	West	1,500	N2092750	E365000

5

6

	North	1,000	N2092750	E363500

6

7

	East	2,250	N2093750	E363500

7

1

	South	1,140	N2093750	E365750

Exploration: At this time the company is gathering existing data including prior geological reports, reference works, aerial photos, aeromagnetic and radiometric charts, from public records. Within 90-180 days the company plans to conduct a preliminary stream sediment and rock sampling survey of the claim.

NATHANIEL

Location & Access: The NATHANIEL claim is located approximately 2.5 hours northwest of the capital city of Santo Domingo in the provinces of Santiago Rodríguez and Santiago, in the municipality of Moncion, in the Municipal District of El Rubio, in the sections of El Mamoncito and Cañafistol, and in the village of Bulla, found in the Moncion 5974-II (21) topographic maps. The base metal minerals are principally Copper, Lead, Zinc and the precious metal minerals are Gold and Silver. The total are covered in exploration application is 475 mining hectares.

USGS TOPO - MONCION 5974-II (21)

2148000N

74
75
76
77
78
79
80
81
82
83
51
50
49
48
Loma del Medio
Monción

274000E

**"NATHANIEL"**

CONCESION DE EXPLORACION METALICA
PROVINCIAS: SANTIAGO Y SANTIAGO RODRIGUEZ
SOLICITANRE: GEXPLO S.R.L.
SUPERFICIE: 475 HA
FECHA: AGOSTO 2012

Gexplo

Boundary: The NATHANIEL claim boundary will follow the cardinal direction of the UTM grid, on vertices with incoming and outgoing angles of 90 degrees, according to the description in the table below:

Ppoint of beginning

	point of ending	cardinal direction	distance (meters)	UTM North (from PP)	UTM East (from pp)
PP = A	B	South	102	2148102	282000
B	C	West	5000	2148000	282000
C	D	North	1400	2148000	277000
D	E	East	2000	2149400	277000
E	F	South	750	2149400	279000
F	G	East	3000	2148650	279000
G	PP = A	South	548	2148650	282000

Mining History: Of special interest, the village of “Bulla” on the eastern side of the Nathaniel claim has a long history of gold panning and mining. As recently as the late 1950’s a former Director of Mining operated a successful alluvial gold mine on the banks and terraces of the Mao River.               According to a recent study by the prestigious IGME or Spanish Geological and Mining Institute they list Bulla as a “Place of Geological  Interest where this village located Northeast of Moncion on the River Mao  terraces was famous for panning  gold in the sands during decades past”. (http://mapas.igme.es/sgn/docu/LIG%205974-II%20Moncion.pdf).

             Moncion also had its own mining co-operative whose members extracted gold from the surrounding ancient terraces.  According to a report conducted by the Dominican Mining Office titled, "Analisis y Ordenacion de la Mineria Artesanal," the cooperative processed black sand to the south of Moncion with a gold assay of 101 g/m gold.

              Exploration: At this time the company is gathering existing data including prior geological reports, reference works, aerial photos, aeromagnetic and radiometric charts, from public records. Within 90-180 days the company plans to conduct a preliminary stream sediment and rock sampling survey of the claim.

Geology of Dominican Republic

The Dominican geology is host to “Pueblo Viejo Claim” operated by Barrick Gold and is the second largest high sulphidation gold deposit known after Yanacocha in Peru. The Pueblo Viejo gold mine is located 110 km north of Santo Domingo in hilly, jungle covered terrain at an altitude of around 300 meters.

Barrick acquired the Pueblo Viejo project through its acquisition of Placer Dome and, pursuant to an agreement with Goldcorp, sold a 40% interest in the project to Goldcorp. After investing $3.5 billion Barrick is planning to start processing ore in late 2112.

The island of Hispaniola evolved as a complex island arc associated with bi-polar subduction through Cretaceous to Late Eocene time. Since then, the island has straddled the left-lateral strike-slip fault zone that separates the North American and Caribbean Plates and has largely been volcanically inactive. The Tertiary stratigraphic succession is dominated by sedimentary rocks. The most important rock units in terms of gold and base metal mineralization are the Los Ranchos, Maimon, Tireo and Duarte Formations.

Model lead isotope ages and paleontological evidence yield early Cretaceous ages for both the Los Ranchos and Maimon Formations. Together, they constituted a composite arc associated with NW-directed subduction of the proto-Caribbean plate. The Maimon Formation represents a primitive, bimodal fore-arc assemblage composed of tholeiitic basalts and subordinate felsic volcanics and meta-sedimentary rocks whereas the Los Ranchos Formation represents the axial portion of the associated island arc. The Loma Caribe peridotite, which now hosts the nickel laterite mines, and the Duarte Formation amphibolite would have been part of the oceanic crust that floored the proto-Caribbean Sea.

The volcanic arc underwent a change in polarity in Mid-Cretaceous (Aptian to Early Albanian) time, likely triggered by the collision of the Caribbean Oceanic Plateau with Hispaniola. North-vergent obduction of the Loma Caribe peridotite also took place at this time and the arc was tectonically shortened by major thrust faulting. Shearing and metamorphism was stronger in the fore-arc (Maimon) than the island arc (Los Ranchos). Renewed calc-alkaline arc volcanism began in the Late Cretaceous (Cenomanian), associated with SW-directed subduction of the North Atlantic Plate beneath Hispaniola. This formed the volcanic arc now represented by the Tireo and Duarte Formations of the Central Cordillera.

Calc-alkaline volcanism continued until Middle/Late Eocene time, when the Bahama Platform (North Atlantic Plate) collided with Hispaniola and the island underwent NE-SW contraction. The Loma Caribe peridotite was emplaced over Late Cretaceous basalts of the Peralvillo Formation. Earlier faults and penetrative fabrics were steepened and overprinted by folds and Mid-Cretaceous thrusts were re-activated.

The Maimon Formation is separated from Late Cretaceous basalts (Peralvillo Formation) and the Loma Caribe peridotite by the NW-striking, left-lateral Ozama Shear Zone which is Eocene or younger. From Late Eocene time until the present, Hispaniola has been subjected to left-lateral transpression and left-lateral strike-slip faulting.

Item 3.            Legal Proceedings

We are not presently a party to any litigation.

Item 4.            Mine Safety Disclosures

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Dominican Republic exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and HealthAct of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “DoddFrank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended December 31, 2011, despite the fact Santo Ming Corp is outside the “Mine Act” jurisdiction, the company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTCBB under the symbol “SANP” since August 8, 2011. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price range of common stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service.  These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	Fiscal July 31, 2012
	High		Low

First Quarter (August 1, 2011 – October 31, 2011)	$	--(1)	$	--(1)
Second Quarter (November 1, 2011 – January 31, 2012)	$	--(1)	$	--(1)
Third Quarter (February 1, 2012 - April 30, 2012)	$	--(1)	$	--(1)
Fourth Quarter (May 1, 2012 - July 31, 2012)		$4.00		$2.00

___________________________

(1)	A public market for our common stock did not exist prior to May 3, 2012.

Holders

As of November 7, 2012, we had 64 shareholders of our common stock.  Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Registration Rights

We have not granted registration rights to any shareholders or to any other persons.

Item 6.  Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Note Regarding Forward Looking Statements.”

Overview

We are a development stage company and have not yet generated or realized any revenues from our business operations.

There is a going concern as to whether we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our independent auditor has raised substantial doubt regarding our ability to continue as a going concern. This is because we have not generated any revenues and no revenues are anticipated until we are able to go into production of gold. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and begin our operations.

To meet our need for cash we raised $150,000 in a private placement offering which closed on March 2, 2012 with an additional $51,000 private placement which closed on July 19, 2012.   Even with these funds, we cannot guarantee that we will stay in business after twelve months. If we are unable to secure any favorable mineral results from testing and sampling and if mineral prices continue to be higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from our private offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. However, our sole director and officer is willing to fund the initial operations of the Company until sufficient funds are available. These initial operations specifically refer to the fees associated with the filing of our Registration Statement on Form S-1 as well as periodic and annual reporting requirements to maintain compliance with the SEC for the first 12 months after effectiveness, and all applicable legal and accounting fees that we expect to be incurred by the Company in that regard. We anticipate these fees to total approximately $10,000 to $15,000.

On March 19, 2012, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “Santo Pita Corporation” to “Santo Mining Corp.” and to increase the authorized shares of our common stock from 100,000,000 to 450,000,000.

On March 26, 2012, we effected a 1 for 4.5 forward stock split of our common stock. On July 9, 2012, a 4 for 1 reverse stock split of our common stock was effective decreasing our issued and outstanding common stock from 253,199,996 to 63,300,005. All share and per share amounts have been restated retroactively for the impact of the splits.

Plan of Operations

Since we entered into the Acquisition Agreement, we have changed our plan of operations to focus on the exploration of our Claim in north western Dominican Republic.  We plan on closing additional Claims other than Alexia in the near future as laid out in the Acquisition Agreement.  Concurrently, we plan to undertake exploration on the property.  Our exploration plan is detailed in the “Description of Property” section of this Current Report, under the subheading “Plan of Exploration”.

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

Results of operations

From Inception on July 8, 2009 to July 31, 2012

As of the date of this report, we have yet to generate any revenues from our business operations.

During the period, we incorporated the Company, hired an attorney and hired an auditor for the preparation of our SEC filings. We have prepared an internal business plan. We reserved three domain names for the company:  www.drdentalspa.com; www.drdientesblancos.com; and www.santomining.com.  We have retained a web design firm which has completed the development of our newest of three websites, www.santomining.com. We have previously acquired a set of teeth whitening equipment and kits for our marketing efforts. We have been unable to adequately fund our teeth whitening business and our management began looking at opportunities in other industries. On July 30, 2012, we entered into the Acquisition Agreement and as a result of the transfer of title to the Claim to us, we began operations and ceased to be a shell.

Our net loss since inception is $281,556 as a result of incurring expenses of $116,299 for accounting and legal fees, $111,011 for consulting fees, $33,431 for other general and administrative expenses, interest income of $4, foreign currency translation loss of $173 and $7,327 in executive compensation and $13,319 for transfer agent fees.

On December 1, 2011, we entered into a consulting agreement (the “Agreement”) with an independent consulting firm (“Firm”). Pursuant to the Agreement, the Firm will evaluate the business of the Company as well as coordinate the Company’s SEC reporting requirements and filings.  The Company will pay the Firm $4,000 a month and will issue the Consultant 350,000 shares at the end of the third month from the date the agreement was signed. 233,335 shares were issued as of July 31, 2012 and the remaining shares were issued in September, 2012.  The Agreement will terminate on December 1, 2012, with the Company having an option to extend the Agreement for an additional year.

On May 31, 2012, we entered into a promissory note with GEXPLO, SRL, a company owned by our corporate President, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that we paid on GEXPLO’s behalf.  The loan is non-interest bearing and matures on December 31, 2012.  The transactions have been recorded as loan to related party. The loan was cancelled by the Company as consideration in the Acquisition Agreement on July 30, 2012.

Liquidity and Capital Resources

On July 30, 2010, we sold 37,500,000 shares of common stock to our sole officer and director, Rosa Habeila Feliz Ruiz for $5,000.   There were no other shares issued to Ms. Feliz Ruiz since our inception.

Since incorporation, Ms. Ruiz has been the Company’s only promoter.

On July 31, 2010, the Company sold 25,462,499 shares of common stock for $33,950. The shares were issued pursuant to Regulation S of the Securities Act of 1933 to forty (40) investors.

On March 2, 2012, the Company sold 337,500 shares of common stock for $150,000 in a private placement transaction. The shares were issued pursuant to Regulation S of the Exchange Act of 1933.

On July 19, 2012, the Company sold 102,000 shares of common stock for $51,000.

On May 31, 2012, we entered into a promissory note with GEXPLO, SRL, a company owned by our corporate secretary, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration and start-up expenses that we paid on GEXPLO’s behalf.  The loan is non-interest bearing and matures on December 31, 2012.  The transactions have been recorded as loan to related party. The loan was cancelled by the Company as consideration in the Acquisition Agreement, on July 30, 2012.

As of July 31, 2012, our total assets were $135,071, comprised of cash, amounts capitalized relating to the development of our websites and mineral claim, and deposit for purchase of mineral claim, and our total liabilities were $125,868, comprised of accounts payable and related party advances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended July 31, 2012.

Subsequent Events

In September 2012, 116,665 shares were issued to a third party vendor for services. These shares were valued at $23,333.

On September 17, 2012, the Company sold 600,000 shares of common stock for $300,000.

On September 17, 2012, the Company exercised its right of first refusal to purchase two additional mineral properties, the Walter Claim and the Maria Claim, from Gexplo, SRL pursuant to the Acquisition Agreement.  In exchange for the Walter Claim and the Maria Claim, Rosa Habeila Feliz Ruiz, the Secretary of the Company, transferred 13,181,460 of her shares of the Company’s common stock to the Vendor. The Vendor is owned by Alain French, our President, Chief Executive Officer and sole Director.

On October 12, 2012, we amended the Acquisition Agreement  with Gexplo, SRL and Rosa Habeila Feliz Ruiz, an officer and director of the Company. Pursuant to the Amendment, the Company would no longer have right of first refusal to purchase the Shalee and Daniel claims and instead would have right of first refusal to purchase the Henry, Francesca, Eliza, and Nathaniel claims.

On October 12, 2012, the Company exercised its right of first refusal to purchase four additional mineral properties, the Henry Claim, the Francesca Claim, the Eliza Claim and  the Nathaniel Claim, from the Vendor pursuant to the “Acquisition Agreement.  In exchange for the Claims, Rosa Habeila Feliz Ruiz transferred 12,644,943 of her shares of the Company’s common stock to the Vendor. The Vendor is owned by Alain French, our President, Chief Executive Officer and Director.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.            Financial Statements and Supplementary Data.

Santo Mining Corp.
(formerly Santo Pita Corporation)
(A Development Stage Company)
For the year ended July 31, 2012

Index

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statement of Stockholders’ Equity (Deficit)	F–4
Statements of Cash Flows	F–5
Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

  Santo Mining Corp.

  (formerly Santo Pita Corporation)

  (A Development Stage Company)

  Bella Vista, Santo Domingo, Dominican Republic

We have audited the accompanying balance sheets of Santo Mining Corp. (the “Company”) as of

July 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended July 31, 2012 and 2011, the period from July 8, 2009 (inception) to

July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as of July 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and the period from July 8, 2009 (inception) to July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated revenues since inception and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

November 13, 2012

SANTO MINING CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	July 31, 2012	July 31 2011
ASSETS
CURRENT ASSETS
Cash	$50,793	$2,187
Total Current Assets	50,793	2,187

Mineral claim	63,912	-
Website, net of amortization	3,540	4,577
Deposit	16,826	-

TOTAL ASSETS	$135,071	$6,764

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$46,172	$3,790
Related party payable	79,696	36,137
TOTAL LIABILITIES	125,868	39,927

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 450,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	–	–
Common stock, 450,000,000 shares authorized, $0.00001 par value; 63,635,340 and 62,962,505 shares issued and outstanding, respectively	636	630
Additional paid-in capital	290,123	38,320
Deficit accumulated during development stage	(281,556)	(72,113)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	9,203	(33,163)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$135,071	$6,764

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS

			Period from
	Year Ended July 31, 2012	Year Ended July 31, 2011	July 8, 2009 (Inception) to July 31, 2012

OPERATING EXPENSES:

Consulting fees	$92,422	$18,589	$111,011
Executive compensation	7,327	-	7,327
General and administrative	16,877	14,584	33,431
Transfer agent fees	4,804	8,515	13,319
Legal and accounting fees	87,995	28,304	116,299

Total operating expenses	209,425	69,992	281,387

Other income (expense):
Foreign currency transaction gain (loss)	(18)	10	(173)
Interest income	-	4	4

Total other income (expense)	(18)	14	(169)

Net loss	$(209,443)	$(69,978)	$(281,556)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number
of common shares outstanding	63,105,091	62,962,505

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) For the period from July 8, 2009 (inception) to July 31, 2012

				Deficit Accumulated
	Common Stock		Additional Paid-In	During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances, July 8, 2009 (inception)	-	$-	$-	$-	$-

Balances, July 31, 2009	-	-	-	-	-

Shares issued for cash on July 30, 2010	37,500,000	375	4,625	-	5,000

Shares issued for cash on July 31, 2010	25,462,505	255	33,695	-	33,950

Net loss	-	-	-	(2,135)	(2,135)

Balances, July 31, 2010	62,962,505	630	38,320	(2,135)	36,815

Net loss	-	-	-	(69,978)	(69,978)

Balances, July 31, 2011	62,962,505	630	38,320	(72,113)	(33,163)

Shares issued for cash on March 2, 2012	337,500	3	149,997	-	150,000

Shares issued for cash on on July 19, 2012	102,000	1	50,999		51,000

Share issued for services	233,335	2	46,665		46,667

Shares transferred between related parties for mineral claim	-	-	4,142	-	4,142

Net loss	-	-	-	(209,443)	(209,443)

Balances, July 31, 2012	63,635,340	$636	$290,123	$(281,556)	$9,203

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS

	Year Ended July 31, 2012	Year Ended July 31, 2011	Period from July 8, 2009 (Inception) to July 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(209,443)	$(69,978)	$(281,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,037	303	1,340
Share-based compensation	46,667	-	46,667
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	42,382	3,790	46,172
Prepaid expense and deposit	(16,826)	15,720	(16,826)
Net cash used in operating activities	(136,183)	(50,165)	(204,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral claim	(59,770)	-	(59,770)
Payments for website	-	(4,880)	(4,880)
Net cash used in investing activities	(59,770)	(4,880)	(64,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	201,000	-	239,950
Proceeds from related party payable	43,559	34,500	79,696
Net cash provided by financing activities	244,559	34,500	319,646

Net change in cash	48,606	(20,545)	50,793
Cash and cash equivalents, beginning of period	2,187	22,732	-

Cash and cash equivalents, end of period	$50,793	$2,187	$50,793

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$4	$4
Income tax paid	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares transferred between related parties for mineral claim	$4,142	$-	$4,142

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Description of Business

Santo Mining Corp. (formerly Santo Pita Corporation) (referred to as we, the “Company” or “Santo Mining”) was incorporated in the State of Nevada on July 8, 2009.

The Company’s original business operations were divided into two segments: 1) through an informative and interactive website, where both dentists and patients can access dental information and have online consultations; and 2) mobile teeth whitening service.

In 2012, the Company’s management decided to redirect the Company’s business focus towards identifying and pursuing options regarding the acquisition of mineral exploration property with the focus on gold and other precious metals in north western Dominican Republic.

On July 30, 2012, the Company entered into a mineral property acquisition agreement (the "Acquisition Agreement") with Gexplo, SRL (the "Vendor") and Rosa Habeila Feliz Ruiz, an officer and director of the Company, whereby the Company agreed to acquire from the Vendor an undivided one hundred percent (100%) interest in and to a mineral claim known as Alexia, which is located in the province of Dajabon, in the municipalities of Dajabon and Partido, specifically in the sections Chaucey, La Gorra and Partido Arriba, covering  Los Indios, Pueblo Nuevo, Hatico Viejo, El Junco, La Gallina, Tahuique and Charo located in the Dajabon 5874-I (11) and Loma de Cabrera 5874-II (19) topographical sheets. Pursuant to the terms of the Acquisition Agreement, in consideration of an undivided 100% interest in and to the Alexia Claim, the Vendor will receive 6,456,600 shares of the Company’s common stock transferred from Ms. Ruiz and the cancellation of the promissory note for $59,770 from the Company to the Vendor dated May 31, 2012.

After the Company completed its acquisition of Alexia, the Company began to operate in the mining business.

Note 2.  Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding Santo Mining’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, which is responsible for the integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Note 2.  Summary of Significant Accounting Policies (continued)

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

Foreign Currency Adjustments—Functional Currency is the U.S. Dollar

The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Any translation adjustments are reflected as a separate component of stockholders’ equity and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency transaction gains and losses included in operations totaled a loss of $18 in 2012 and a gain of $10 in 2011.

Stock Split

On March 26, 2012, we effected a 1 for 4.5 forward stock split of our common stock. On July 9, 2012, we effected a 4 for 1 reverse stock split of our common stock. All share and per share amounts have been restated retroactively for the impact of the splits.

Cash and Cash Equivalents

Santo Mining considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value. And no impairment charges have been recorded by the Company. As of July 31, 2012, the Company capitalized $63,912 of mineral claim acquisition costs.

Note 2.  Summary of Significant Accounting Policies (continued)

Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of five years. During the years ended July 31, 2012, 2011 and the period from July 8, 2009 (Inception) through July 31, 2012, the Company recorded amortization expense of $1,037, $303 and $1,340, respectively.

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

Fair Values of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, consisting primarily of cash and accounts payable, approximated their fair values as of July 31, 2012 and 2011, due to their short-term nature.

Stock-based Compensation

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last quoted market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual for feature rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Basic and Diluted Earnings (Loss) Per Common Share

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

Note 2.  Summary of Significant Accounting Policies (continued)

Subsequent Events

The Company evaluated events subsequent to July 31, 2012 through the date the financial statements were issued for disclosure considerations.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 3.  Going Concern

These financial statements have been prepared on a going concern basis, which implies Santo Mining will continue to meet its obligations and continue its operations for the next fiscal year. As of

July 31, 2012, Santo Mining has not generated revenues, has working capital deficit and has accumulated losses of $281,556 since inception. These factors raise substantial doubt regarding Santo Mining’s ability to continue as a going concern. The continuation of Santo Mining as a going concern is dependent upon financial support from its stockholders, the ability of Santo Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Mining be unable to continue as a going concern.

Note 4.  Equity Transactions

The Company’s authorized capital stock consists of: 450,000,000 shares of common stock with a $0.00001 par value and 450,000,000 shares of preferred stock with a $0.00001 par value. As of

July 31, 2012, the Company has not issued any preferred shares.

On July 30, 2010, the Company sold 37,500,000 shares of common stock to the Company’s officer and director, Ms. Rosa Habeila Feliz Ruiz for $5,000.

On July 31, 2010, the Company sold 25,462,505 shares of common stock for $33,950.

On March 2, 2012, the Company sold 337,500 shares of common stock for $150,000 in a private placement transaction. These shares were issued pursuant to Regulation S of the Exchange Act of 1933.

On July 19, 2012, the Company sold 102,000 shares of common stock for $51,000 in a private placement transaction. These shares were sold pursuant to Regulation S of the Exchange Act of 1933.

Note 4.  Equity Transactions (continued)

During the year ended July 31, 2012, the Company agreed to issue 233,335 shares of common stock to a third party vendor for services. These shares were valued and recorded at their fair value of $46,667.

Note 5.  Related Party Transactions

As of July 31, 2012 and 2011, the Company had payable of $79,696 and $36,137, respectively, to Ms. Ruiz for the advances she made to the Company to cover incorporation costs of the Company and ongoing legal and accounting fees related to the Company’s SEC reporting obligations. These advances bear no interest, are unsecured and are due on demand.

On May 31, 2012, the Company entered into a promissory note with GEXPLO, SRL, a company owned by the Company’s then corporate secretary, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that the Company paid on GEXPLO’s behalf for Alexia Claim which was acquired by the Company in July 2012. The loan is non-interest bearing and matures on December 31, 2012. The loan was cancelled by the Company as consideration in the Acquisition Agreement, on July 30, 2012.

On July 30, 2012, under the Acquisition Agreement, Ms. Rosa agreed to transfer 6,456,600 shares of the Company’s common stock she owned to GEXPLO, a company owned by Mr. Alain French, the Company’s new President, Chief Executive Officer and Director, for a mineral right previously owned by GEXPLO. The Company recorded $4,142 for the mineral right and the same amount in paid-in capital for the shares transferred as the result of this related party transaction.

Note 6.  Income Taxes

Santo Mining uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, Santo Mining incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $281,556 at July 31, 2012, and will begin to expire in the year 2032. The net operating loss carry-forward amount is subject to IRS Section 382 limitation as the result of shares transferred by our officer in July, described in Note 1.

At July 31, 2012, deferred tax assets consisted of the following:

	2012	2011
Deferred tax asset (net operating loss carry-forward)	$95,729	$24,954
Less: valuation allowance	(95,729)	(24,954)
Deferred tax asset, net	$-	$-

Note 7.  Subsequent Events

In September 2012, 116,665 shares were issued to a third party vendor for services. These shares were valued at $23,333.

On September 17, 2012, the Company sold 600,000 shares of common stock for $300,000.

On September 17, 2012, the Company exercised its right of first refusal to purchase two additional mineral properties, Walter (the “Walter Claim”) and Maria (the “Maria Claim”), from Gexplo pursuant to the “Acquisition Agreement”.  In exchange for the Walter Claim and the Maria Claim, Rosa Habeila Feliz Ruiz transferred 13,181,460 of her shares of the Company’s common stock to the Vendor.

On October 12, 2012, the Company amended the Acquisition Agreement  (the “Amendment”) with Gexplo and Rosa Habeila Feliz Ruiz. Pursuant to the Amendment, the Company would no longer have right of first refusal to purchase the Shalee and Daniel claims and instead would have right of first refusal to purchase the Henry, Francesca, Eliza, and Nathaniel claims.

On October 12, 2012, the Company exercised its right of first refusal to purchase four additional mineral properties, Henry (the “Henry Claim”), Francesca (the “Francesca Claim”), Eliza (the “Eliza Claim”) and Nathaniel (the “Nathaniel Claim”), from the Vendor pursuant to the Acquisition Agreement.  In exchange for the Claims, Rosa Habeila Feliz Ruiz transferred 12,644,943 of her shares of the Company’s common stock to the Vendor.

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements as of and for the years ended July 31, 2012 and 2011  and for the period from July 8, 2009 (inception) to July 31, 2012, included in this report have been audited by GBH CPAs, PC, as set forth in this annual report.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our PEO and PFO concluded that our Disclosure Controls were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Limitations on the Effectiveness of Controls

Our management, including our PEO and PFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2012, the Company's internal control over financial reporting were ineffective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Officers and Directors

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name and Address	Age	Position(s)
Alain French	64	President, Principal Executive Officer, Treasurer,
		Principal Financial Officer, Principal Accounting Officer and Director

Rosa Habiela Feliz Ruiz	24	Secretary and Director

Mario Rafael Mendez(1)	49	Director

(1)     Mr. Mendez was appointed as a member of the Board of Directors of the Company on October 3, 2012.

Background of officers and directors

Alain French is the President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and Director of the Company. From November 16, 2011 through July 30, 2012, Mr. French was the Secretary of the Company. Mr. French has been involved in number of business ventures in both the U.K. and the Dominican Republic.  Most recently, Mr. French has worked in the mineral exploration and mining industry in the Dominican Republic.  From November of 2005 to the present, Mr. French has been the managing partner of Corona Materials, LLC.  Corona Materials is involved in the quarrying, crushing and exportation of construction aggregates in the Dominican Republic.  At Corona, Mr. French managed exploration activities including sample collection, drilling, and analysis.  From May 2006 to August 2011he was the President and part owner of Walvis Investments, S.A.  Walvis identified land parcels for the production of construction aggregates in the Dominican Republic.  Walvis accumulated 40 parcels of land and was sold to Corona Materials in August of 2011.

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

Mr. French attended Exeter College in Exeter, U.K. from Sept 1966 to June 1968 studying science and engineering. In Oct 1968 he attended the Southend Flying School in Southend, U.K., graduating in December 1969 and later becoming an airplane and jet-helicopter owner / pilot holding a professional license. Over the next 35 years he attended a large number of university courses.  He has completed diploma courses in Mine Engineering and Volcanism in the Dominican Republic.

Mr. French’s qualifications to serve on our board of directors include his extensive experience with business operations in the Dominican Republic.

Rosa Habeila Feliz Ruiz is the Secretary and a Director of the Company. From inception through July 30, 2012, Ms. Ruiz was the President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company. From April 2006 to present, Ms. Feliz Ruiz started her own consulting company, Cristal Marketing of Santo Domingo, where she implements marketing strategies for various spas and salons in the different regions of the Dominican Republic. From September 2005 to March 2006, Ms. Feliz Ruiz worked as a personal assistant and administrator with ARS Futuro Medical Insurance of Santo Domingo. Ms. Feliz Ruiz earned honors in dentistry from UFHEC University in Santo Domingo, Dominican Republic.

Ms. Ruiz’s qualifications to serve on our board of directors include her experience as the previous executive officer of the Company.

None of the companies referred to above are parents, subsidiary corporations or other affiliates of Santo Mining Corp.

Mario Rafael Mendez is an independent director of the Company. Mr. Mendez has over 16 years of experience specializing in environmental and social consulting services on major projects, including the mining sector in the Dominican Republic. Since 1996, Mendez has been the principal and technical vice-president of Consorcio Empaca-Redes, the Dominican Republic's leading environmental consulting firm. His extensive experience has spanned a wide array of sectors, including mining, cement plants, industrial plants, electric power plants, gas plants, marine ports, marinas, cruise ports, international airports, most major beach and golf resorts, and government projects. His clients have included Envirogold, Barrick Gold, Unigold, Domicem Cement, Carnival Cruise Line, Holiday Inns, Wyndam Resorts, Aerodom, Casa de Campo Resort, and the Minister of the Environment. Empaca represents Santo Mining in all environmental permitting and community relations. Mr. Mendez graduated with a bachelor's degree in Sociology from the Universidad Autonoma de Santo Domingo in 1985, and is a candidate for Doctor of Sociology from University of Vasco, Spain.

Mr. Mendez’s qualifications to serve on our Board include his experience with the mining sector in the Dominican Republic.

During the past ten years, none of Ms. Feliz Ruiz, Mr. French, or Mr. Mendez have been the subject of the following events:

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

4.         The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.         Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

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

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter was filed as Exhibit 99.1 to our annual report on Form 10-K on November 3, 2011.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics was filed as Exhibit 14.1 to annual report on Form 10-K on November 3, 2011.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter was filed as Exhibit 99.2 to annual report on Form 10-K on November 3, 2011.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Dr. Santilli has served as our Chief Executive Officer and Chairman since April 2, 2007. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The following table sets forth the compensation paid by us for the last two fiscal years ending July 31, 2011 and 2012 for our executive officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.  On November 16, 2011, Alain French was appointed as Secretary of the Company. On July 30, 2012, Rosa Habeila Feliz Ruiz resigned as the President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company and was appointed as the Secretary of the Company. On July 30, 2012, Alain French resigned as the Secretary of the Company and was appointed as the President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alain French	2012	0	7,327	0	0	0	0	0	7,327
President, Principal Executive Officer, Principal Financial Officer, Treasure and Principal Accounting Officer	2011	0	0	0	0	0	0	0	0
Rosa Habeila Feliz Ruiz	2012	0	0	0	0	0	0	0	0
Secretary	2011	0	0	0	0	0	0	0	0

Employment Agreements

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

Director Compensation

The member of our board of directors is not compensated for her services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

DIRECTOR’S COMPENSATION TABLE

	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan Compensation		All Other
	Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Rosa Habeila Feliz Ruiz	2012	0	0	0	0	0	0
Alain French	2012	0	0	0	0	0	0
Mario Rafael Mendez (1)	2012	0	0	0	0	0	0

(1)     In connection with the Company’s appointment of Mr. Mendez on October 3 ,2012 as independent director of the Company, the Company entered into a director agreement with Mr. Mendez, pursuant to which the Company will pay Mr. Mendez $1,000 per month for being a director.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of November 9, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of November 9, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of November 9, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (2)
5% Stockholders

Gexplo, SRL 10 Avenida Tiradentes, Naco Suite No. 315 Santo Domingo, Dominican Republic	32,819,520	51.00%
Directors and Executive Officers
Rosa Habeila Feliz Ruiz	4,680,480	7.27%
Alain French 10 Avenida Tiradentes, Naco Suite No. 315 Santo Domingo, Dominican Republic	32,819,520(3)	51.00%
Mario Rafael Mendez	-	-
All directors and officers as a group (3 people)	37,500,000	58.27%

(1)     Unless otherwise provided, the address of each individual listed is Ave. Sarasota #20, Torre Empresarial, Suite 1103, Santo Domingo, Dominican Republic.

(2)     Based on 64,352,005shares of common stock issued and outstanding as of November 9, 2012.

(3)      Includes 32,819,520 shares held by Gexplo, SRL, of which Alain French is the 100% shareholder.

Based on 64,352,005 shares of common stock issued and outstanding as of November 9, 2012.

            Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing

Item 13.          Certain Relationships, Related Party Transactions and Director Independence.

Transaction with Related Persons

Ms. Ruiz is deemed a “promoter” of our company, within the meaning of such term under the Securities Act of 1933 since she founded and organized our company. Ms. Ruiz is our only “promoter”.   On July 30, 2010, we issued 37,500,000 shares of common stock as restricted securities to Rosa Ruiz in consideration of $5,000.  Ms. Ruiz has not received and is not entitled to receive any additional consideration for his services as our promoter

 As of July 31, 2012, Santo Mining had advances of $79,696 payable to Ms. Ruiz after a reimbursement of $4,000 was made to her during the year.  These advances were made to cover incorporation costs of the Company and ongoing legal and accounting fees related to our SEC reporting obligations. The advances bear no interest, are unsecured and are due on demand.

On May 31, 2012, Santo Mining entered into a promissory note with GEXPLO, SRL, a company owned by Santo Mining’s corporate secretary, Mr. Alain French.  The total amount loaned was $59,770 as of July 31, 2012 for exploration expenses that the Company paid on GEXPLO’s behalf.  The loan is non-interest bearing and matures on December 31, 2012.   The loan was cancelled by the Company as consideration in the Acquisition Agreement, on July 30, 2012.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

  the director is, or at any time during the past three years was, an employee of the company;
  the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
  a family member of the director is, or at any time during the past three years was, an executive officer of the company;

  the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
  the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mario Rafael Mendez is our only independent director. We do not have a compensation committee or nominating committee.

Item 14.     Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended July 31, 2012 and 2011, we were billed approximately $12,450 and $13,050 for professional services rendered for the audit and quarterly reviews of our financial statements.

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

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre- approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

			Incorporated by reference

						Filed
Exhibit No. Document Description			Form	Date	Number	herewith

3.1		Articles of Incorporation.	S-1	09/21/10	3.1

3.2		Amended Articles of Incorporation.	S-1	09/21/10	3.2

3.3		Amended Articles of Incorporation.	S-1	09/21/10	3.3
3.4		Amendment to Articles of Incorporation	8-K	03/22/12	3.4
3.5		Bylaws.	S-1	09/21/10	3.1

4.1		Specimen Stock Certificate.	S-1	09/21/10	4.1

10.1		Consulting Agreement.	S-1	09/21/10	10.1

10.2		Lease Agreement.	S-1/A-1	12/15/10	10.2

10.3		Letter of Engagement.	S-1/A-1	12/15/10	10.3

10.4		Intellectual Property Agreement.	S-1/A-3	05/27/11	10.4

10.5		Franchise Agreement.	S-1/A-3	05/27/11	10.5
10.6		Mineral Property Acquisition Agreement	8-K	07/31/2012	10.1
10.7		Subscription Agreement	8-K	07/31/2012	10.2
10.8		Amended Mineral Property Acquisition Agreement	8-K	09/10/12	10.1
14.1		Code of Ethics.	10-K	11/03/2011	14.1

31.1		Certification pursuant to Rule 13a-15(e) and 15d-15(e),				X
		promulgated under the Securities and Exchange Act
		of 1934, as amended.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
		pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Audit Committee Charter.	10-K	11/03/2011	99.1

99.2		Disclosure Committee Charter.	10-K	11/03/2011	99.2
101.INS*		XBRL Instance Document				X
101.SCH	*	XBRL Taxonomy Schema				X
101.CAL	*	XBRL Taxonomy Calculation Linkbase				X
101.DEF	*	XBRL Taxonomy Definition Linkbase				X
101.LAB	*	XBRL Taxonomy Label Linkbase				X
101.PRE	*	XBRL Taxonomy Presentation Linkbase				X

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

            Dated: November 13, 2012

SANTO MINING CORP.

BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Treasurer, Principal Financial Officer, Director (Duly Authorized Principal Executive Officer and Principal Financial Officer)

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAIN FRENCH	President, Principal Executive Officer, Treasurer, Principal Financial Officer, Director	November 13, 2012
Alain French

/s/ ROSA HABIELA FELIZ RUIZ	Secretary and Director	November 13, 2012
Rosa Habeila Feliz Ruiz

/s/ MARIO RAFAEL MENDEZ	Director	November 13, 2012
Mario Rafael Mendez