Form 10-Q
period 2012-10-31
Santo Mining Corp.
filed 2012-12-17
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

or

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

1-809-535-9443
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,352,005 as of December 17, 2012.

SANTO MINING CORP.

FORM 10-Q

October 31, 2012

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

CERTAIN TERMS USED IN THIS REPORT

When this Report uses the words “we,” “us,” “our,” and the “Company,” they refer to Santo Mining Corp. “SEC” refers to the Securities and Exchange Commission. When this report uses the word “Property” or “Claim”, it refers to an “exploration concession application” which according to the Dominican Mining Law grants the holder with certain preferential rights. Upon issuance, an exploration concession grants the holder the exclusive right to explore within its boundary limits for up to a six year period. It also grants the holder the exclusive right to apply for an exploitation concession valid up to a seventy-five year period.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

SANTO MINING CORP.
(A DEVELOPMENT STAGE COMPANY)

October 31, 2012

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended October 31, 2012 are not necessarily indicative of results that may be expected for the year ending July 31, 2013.

SANTO MINING CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	October 31, 2012	July 31, 2012
ASSETS
CURRENT ASSETS
Cash	$184,715	$50,793
Prepaid expense	5,833	–
Total Current Assets	190,548	50,793

Mineral Claims	113,270	63,912
Website, net of amortization	3,588	3,540
Deposit	–	16,826

TOTAL ASSETS	$307,406	$135,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,677	$46,172
Related party payable	79,696	79,696
TOTAL LIABILITIES	174,373	125,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 450,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	–	–
Common stock, 450,000,000 shares authorized, $0.00001 par value; 64,352,005 and 63,635,340 shares issued and outstanding, respectively	644	636
Additional paid-in capital	620,101	290,123
Deficit accumulated during development stage	(487,712)	(281,556)
TOTAL STOCKHOLDERS' EQUITY	133,033	9,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$307,406	$135,071

See accompanying notes to unaudited financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	From July 8, 2009 (Inception) to October 31, 2012
OPERATING EXPENSES
Consulting fees	$130,870	$2,540	$241,881
General and administrative	54,551	459	93,969
Amortization expense	3,807	244	5,147
Transfer agent fees	2,667	600	15,986
Legal and accounting fees	14,261	8,340	130,560

Total operating expenses	206,156	12,183	487,543

Other income (expense):
Foreign currency transaction loss	-	(12)	(173)
Interest income	-	-	4

Total other expense	-	(12)	(169)

Net loss	$(206,156)	$(12,195)	$(487,712)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	63,967,586	62,962,496

See accompanying notes to unaudited financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	From July 8, 2009 (Inception) to October 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(206,156)	$(12,195)	$(487,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	3,807	244	5,147
Share-based compensation	17,499	-	64,166
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	48,505	9,040	94,677
Prepaid expense and deposit	16,826	-	-
Net cash used in operating activities	(119,519)	(2,911)	(323,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral claims	(46,349)	-	(106,119)
Payments for website	(210)	-	(5,090)
Net cash used in investing activities	(46,559)	-	(111,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	300,000	-	539,950
Proceeds from related party payable	-	2,540	79,696
Net cash provided by financing activities	300,000	2,540	619,646

Net change in cash	133,922	(371)	184,715

Cash, beginning of period	50,793	2,187	-

Cash, end of period	$184,715	$1,816	$184,715

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest paid	$-	$-	$4
Income taxes paid	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares transferred between related parties for mineral claims	$6,654	$-	$10,796

See accompanying notes to unaudited financial statements.

SANTO MINING CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Santo Mining Corp. (“Santo Mining” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Santo Mining’s Annual Report filed with the SEC on Form 10-K for the year ended July 31, 2012.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012 as reported in the Form 10-K have been omitted.

NOTE 2. – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Santo Mining will continue to meet its obligations and continue its operations for the next fiscal year. As of October 31, 2012, Santo Mining has not generated revenues and has accumulated losses of $487,712 since inception. Santo mining has not commenced operations. The Company’s sole officer and director is unwilling to loan or advance any additional capital to the Company, except for the costs associated with the preparation and filing of reports with the SEC. These factors raise substantial doubt regarding Santo Mining’s ability to continue as a going concern. The continuation of Santo Mining as a going concern is dependent upon financial support from its stockholders, the ability of Santo Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Mining be unable to continue as a going concern  .

The Company intends to continue seeking and investigating potentially revenue producing projects through its mining operations. No assurances can be given as to the likelihood of it obtaining any revenue producing projects.

NOTE 3. – MINERAL CLAIMS

When this report uses the word “property” or “claim” it refers to a “concession application” which according to the Dominican Mining Law grants the holder with certain preferential rights including future exclusive rights to prospect, explore and exploit metallic minerals within its designated boundaries.

On July 30, 2012, under the Acquisition Agreement, Ms. Rosa agreed to transfer 6,456,600 shares of the Company’s common stock she owned to GEXPLO, a company owned by Mr. Alain French, the Company’s new President, Chief Executive Officer and Director, for a mineral right previously owned by GEXPLO. The Company recorded $4,142 (original costs incurred by GEXPLO to obtain the claim) for the mineral right and the same amount in paid-in capital for the shares transferred as the result of this related party transaction.

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

On October 12, 2012, the Company amended the Acquisition Agreement with Gexplo, SRL and Rosa Habeila Feliz Ruiz, an officer and director of the Company. Pursuant to the Amendment, the Company would no longer have right of first refusal to purchase the Shalee and Daniel claims and instead would have right of first refusal to purchase the Henry, Francesca, Eliza, and Nathaniel claims.

On October 12, 2012, the Company exercised its right of first refusal to purchase four additional mineral properties, the Henry Claim, the Francesca Claim, the Eliza Claim and the Nathaniel Claim, from the Vendor pursuant to the Acquisition Agreement.  In exchange for the Claims, Rosa Habeila Feliz Ruiz transferred 12,644,943 of her shares of the Company’s common stock to the Vendor. The Vendor is owned by Alain French, our President, Chief Executive Officer and Director.

During the quarter ended October 31, 2012, the Company recorded $6,654 (original costs incurred by GEXPLO to obtain the claims) for the mineral right and the same amount in paid-in capital for the shares transferred as the result of this related party transaction.

NOTE 4. – RELATED PARTY TRANSACTIONS

As of October 31, 2012 and July 31, 2012, the Company had payable of $79,696 to Ms. Ruiz for the advances she made to the Company to cover incorporation costs of the Company and ongoing legal and accounting fees related to the Company’s SEC reporting obligations. These advances bear no interest, are unsecured and are due on demand.

On May 31, 2012, the Company entered into a promissory note with GEXPLO, SRL, a company owned by the Company’s then corporate secretary, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that the Company paid on GEXPLO’s behalf for Alexia Claim which was acquired by the Company in July 2012. The loan is non-interest bearing and matures on December 31, 2012. The loan was cancelled by the Company as consideration in the Acquisition Agreement, on July 30, 2012. See Note 3 for the shares transferred between Ms. Ruiz and GEXPLO.

NOTE 5. – COMMON STOCK

In September 2012, 116,665 shares were issued to a third-party vendor for services. These shares were valued at $23,333.

On September 17, 2012, the Company sold 600,000 shares of common stock for $300,000.

NOTE 6. – SUBSEQUENT EVENTS

On November 19, 2012, the Company declared a 1 for 2 forward stock split.

On December 7, 2012, the Company filed a Certificate of Change with the Nevada Secretary of State to cancel the Certificate of Amendment originally filed on November 19, 2012 declaring a forward split of the Company’s shares of common stock.

On December 14, 2012, Rosa Habeila Feliz Ruiz submitted a letter of resignation to the board of directors of the company, pursuant to which she resigned as Secretary and Director, effective immediately. Ms. Ruiz’s resignation was not as a result of any disagreement with the Company. The Company appointed Alain French, our Chief Executive Officer, President, Treasurer and Director as Secretary of the Company.

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

Overview

Santo Mining Corp. (the “Company”) is a company which acquires and also applies for metallic mining concessions in the Dominican Republic for the purpose of exploration and ultimately the extraction of precious and base metal mineral ores. We target near-term production opportunities in areas geologically similar to Pueblo Viejo, one of the largest sulfide gold deposits in the Western Hemisphere. Our vision is to define deposits and extract metals from both alluvial deposits that require minimal processing and bulk-tonnage, open-pit oxide and sulfide gold deposits where poly-metallic ores with economic concentrations of precious and base metals may be extracted and transported to local or offshore processing plants and refineries.

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

To meet our need for cash, we raised $150,000 in a private placement offering which closed on March 2, 2012 with an additional $51,000 private placement which closed on July 19, 2012 and another private placement offering that closed on September 17, 2012, which raised $300,000.  Even with these funds, we cannot guarantee that we will stay in business after twelve months. If we are unable to secure any favorable mineral results from testing and sampling and if mineral prices continue to be higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the offerings and will need to find alternative sources, like a second public offering, further private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than from our private offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. However, our President and CEO is willing to fund the initial operations of the Company until sufficient funds are available. These initial operations specifically refer to the fees associated with the filing  of the company’s periodic and annual reporting requirements to maintain compliance with the SEC, and all applicable legal and accounting fees that we expect to be incurred by the Company in that regard. We anticipate these fees to total approximately $60,000 to $85,000.

From July 8, 2009 through to the date of the acquisition of our first Claim, we were a designated shell company with minimal operations.  As described below, on July 30, 2012, we entered into an acquisition agreement and began operations and ceased to be a shell.

On March 2, 2012, the Company sold 337,500 shares of common stock for $150,000 in a private placement transaction. The shares were issued pursuant to Regulation S of the Exchange Act of 1933.

On March 19, 2012, the Company filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) to change our name from “Santo Pita Corporation” to “Santo Mining Corp.” and to increase the authorized shares of our common stock from 100,000,000 to 450,000,000.

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

In September 2012, 116,665 shares were issued to a third-party vendor for services. These shares were valued at their fair value of $23,333.

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

On October 12, 2012, the Company amended the Acquisition Agreement (the “Amendment”) with Gexplo, SRL and Rosa Habeila Feliz Ruiz, an officer and director of the Company. Pursuant to the Amendment, the Company would no longer have right of first refusal to purchase the Shalee and Daniel claims and instead would have right of first refusal to purchase the Henry, Francesca, Eliza, and Nathaniel claims.

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

On November 19, 2012, the Company declared a 1 for 2 forward stock split.

On December 7, 2012, the Company filed a Certificate of Change with the Nevada Secretary of State to cancel the Certificate of Amendment originally filed on November 19, 2012 declaring a forward split of the Company’s shares of common stock.

On December 14, 2012, Rosa Habeila Feliz Ruiz submitted a letter of resignation to the board of directors of the company, pursuant to which she resigned as Secretary and Director, effective immediately. Ms. Ruiz’s resignation was not as a result of any disagreement with the Company. The Company appointed Alain French, our Chief Executive Officer, President, Treasurer and Director as Secretary of the Company.

Plan of Operations

Since we entered into the Acquisition Agreement, we have changed our plan of operations to focus on the exploration of our Claims in the Dominican Republic.  We are also hopeful on closing additional Claims in the near future as laid out in the Acquisition Agreement.  Concurrently, we plan to undertake exploration on the Properties already acquired.  Our exploration plan is detailed in the “Item 2: Properties” section of our Annual Report, filed on Form10-K for the period ended July 31, 2012 filed with the SEC on November 13, 2012.

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

Results of operations

From Inception on July 8, 2009 to October 31, 2012

As of the date of this report, we have yet to generate any revenues from our business operations.

On July 30, 2012, we entered into the Acquisition Agreement and as a result of the transfer of title to the Claim to us, we began operations and ceased to be a shell.

Our net loss since inception is $487,712 as a result of incurring expenses of $130,560 for accounting and legal fees, $241,881 for consulting fees, $93,969 for other general and administrative expenses, amortization expense of $5,147, interest income of $4, foreign currency translation loss of $173, and $15,986 for transfer agent fees.

On December 1, 2011, we entered into a consulting agreement (the “Agreement”) with an independent consulting firm (“Firm”). Pursuant to the Agreement, the Firm will evaluate the business of the Company as well as coordinate the Company’s SEC reporting requirements and filings.  The Company will pay the Firm $4,000 a month and will issue the Consultant 350,000 shares at the end of the third month from the date the agreement was signed. The 233,335 shares were issued as of July 31, 2012 and the remaining shares were issued in September, 2012.  The Agreement terminated on December 1, 2012, however, the Company and the Firm are in discussions to renew the agreement.

On May 31, 2012, we entered into a promissory note with GEXPLO, SRL, a company owned by our corporate President, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that we paid on GEXPLO’s behalf.  The loan was to be a non-interest bearing and was to mature on December 31, 2012.  The transactions have been recorded as a loan to related party. The loan was cancelled by the Company as consideration in the Acquisition Agreement on July 30, 2012.

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

On March 2, 2012, the Company sold 337,500 shares of common stock for $150,000 in a private placement transaction. The shares were issued pursuant to Regulation S of the Securities Act.

On July 19, 2012, the Company sold 102,000 shares of common stock for $51,000 in a private placement transaction. The shares were issued pursuant to Regulation S of the Securities Act.

On May 31, 2012, we entered into a promissory note with GEXPLO, SRL, a company owned by our corporate President, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration and start-up expenses that we paid on GEXPLO’s behalf.  The loan was to be a non-interest bearing and was to mature on December 31, 2012.  The transactions have been recorded as a loan to related party. The loan was cancelled by the Company as consideration in the Acquisition Agreement, on July 30, 2012.

On September 17, 2012, the Company sold 600,000 shares of common stock for $300,000 in a private placement transaction. The shares were issued pursuant to Regulation S of the Securities Act.

In September 2012, 116,665 shares were issued to a third-party vendor for services. These shares were valued at their fair value of $23,333.

As of October 31, 2012, our total assets were $307,406, comprised of cash, prepaid professional expense, amounts capitalized relating to the development of our websites and mineral claim, and our total liabilities were $174,373, comprised of accounts payable and related party advances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Subsequent Events

On December 14, 2012, Rosa Habeila Feliz Ruiz submitted a letter of resignation to the board of directors of the company, pursuant to which she resigned as Secretary and Director, effective immediately. Ms. Ruiz’s resignation was not as a result of any disagreement with the Company. The Company appointed Alain French, our Chief Executive Officer, President, Treasurer and Director as Secretary of the Company.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Dominican Republic exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2012, despite the fact Santo Ming Corp is outside the “Mine Act” jurisdiction, the company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

ITEM 5.         OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files
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

SANTO MINING CORP.

DATED: December 17, 2012	BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Director (Duly Authorized Principal Executive Officer and Principal Financial Officer)