Form 10-Q
period 2013-01-31
Santo Mining Corp.
filed 2013-03-18
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,396,269 as of March 18, 2012.

SANTO MINING CORP.

FORM 10-Q

January 31, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

CAUTIONARY NOTE REGARDING ON FORWARD LOOKING STATEMENTS

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

CERTAIN TERMS USED IN THIS REPORT

When this Report uses the words “we,” “us,” “our,” and the “Company,” they refer to Santo Mining Corp. “SEC” refers to the Securities and Exchange Commission. When this report uses the word “Property” or “Claim”, it refers to an “exploration concession application” which according to the Dominican Mining Law grants the holder with certain preferential rights. Upon issuance an exploration concession it grants the holder the exclusive right to explore within its boundary limits for up to a six year period. It also grants the holder the exclusive right to apply for an exploitation concession valid up to a seventy-five year period.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SANTO MINING CORP.
(A DEVELOPMENT STAGE COMPANY)

January 31, 2013

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended January 31, 2013 are not necessarily indicative of results that may be expected for the year ending July 31, 2013.

SANTO MINING CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	January 31, 2013	July 31, 2012
ASSETS
CURRENT ASSETS
Cash	$32,079	$50,793
Total Current Assets	32,079	50,793

Mineral claims	116,915	63,912
Website, net of amortization of $1,502 and $1,340, respectively	3,588	3,540
Deposits	85,310	16,826

TOTAL ASSETS	$237,892	$135,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$101,224	$46,172
Related party payable	79,696	79,696
TOTAL LIABILITIES	180,920	125,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 450,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 450,000,000 shares authorized, $0.00001 par value; 64,352,005 and 63,635,340 shares issued and outstanding, respectively	644	636
Additional paid-in capital	620,101	290,123
Deficit accumulated during the development stage	(563,773)	(281,556)
TOTAL STOCKHOLDERS' EQUITY	56,972	9,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$237,892	$135,071

See accompanying notes to unaudited financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended January 31,		Six Months Ended January 31,		From July 8, 2009 (Inception) to January 31,
	2013	2012	2013	2012	2013
OPERATING EXPENSES
Consulting fees	$12,858	$4,100	$143,728	$6,640	$254,739
General and administrative	31,683	17,838	92,708	19,141	146,785
Legal and accounting fees	31,520	17,204	45,781	25,544	162,080

Total operating expenses	76,061	39,142	282,217	51,325	563,604

OTHER INCOME (EXPENSE)
Foreign currency transaction loss	-	(4)	-	(16)	(173)
Interest income	-	-	-	-	4

Total other expense	-	(4)	-	(16)	(169)

Net loss	$(76,061)	$(39,146)	$(282,217)	$(51,341)	$(563,773)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	64,352,005	62,962,496	64,159,795	62,962,496

See accompanying notes to unaudited financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	From July 8, 2009 (Inception) to January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282,217)	$(51,341)	$(563,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	162	551	1,502
Share-based compensation	23,332	-	69,999
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	55,052	3,500	101,224
Net cash used in operating activities	(203,671)	(47,290)	(391,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deposit on mineral claims	(85,310)	-	(85,310)
Purchase of mineral claims	(29,523)	-	(106,119)
Payments for website	(210)	-	(5,090)
Net cash used in investing activities	(115,043)	-	(196,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	300,000	-	539,950
Proceeds from related party payable	-	45,744	79,696
Net cash provided by financing activities	300,000	45,744	619,646

Net change in cash	(18,714)	(1,546)	32,079

Cash, beginning of period	50,793	2,187	-

Cash, end of period	$32,079	$641	$32,079

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid	$-	$-	$4
Income taxes paid	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares transferred between related parties for mineral claims	$6,654	$-	$10,796

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

NOTE 2. – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Santo Mining will continue to meet its obligations and continue its operations for the next fiscal year. As of January 31, 2013, Santo Mining has not generated revenues and has accumulated losses of $563,773 since inception. Santo mining has not commenced operations. These factors raise substantial doubt regarding Santo Mining’s ability to continue as a going concern. The continuation of Santo Mining as a going concern is dependent upon financial support from its stockholders, the ability of Santo Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Mining be unable to continue as a going concern.

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

On July 30, 2012, under the Acquisition Agreement, Ms. Ruiz agreed to transfer 6,456,600 shares of the Company’s common stock she owned to GEXPLO SRL (“GEXPLO”), a company owned by Mr. Alain French, the Company’s new President, Chief Executive Officer and Director, for a mineral right previously owned by GEXPLO. The Company recorded $4,142 (original costs incurred by GEXPLO to obtain the claim) for the mineral right and the same amount in paid-in capital for the shares transferred as the result of this related party transaction.

On September 17, 2012, the Company exercised its right of first refusal to purchase two additional mineral properties, the Walter Claim and the Maria Claim, from GEXPLO  pursuant to the Acquisition Agreement.  In exchange for the Walter Claim and the Maria Claim, Rosa Habeila Feliz Ruiz, the Secretary of the Company, transferred 13,181,460 of her shares of the Company’s common stock to the Vendor. The Vendor is owned by Alain French, our President, Chief Executive Officer and Director.

On October 12, 2012, the Company amended the Acquisition Agreement with GEXPLO and Rosa Habeila Feliz Ruiz, an officer and director of the Company. Pursuant to the Amendment, the Company would no longer have right of first refusal to purchase the Shalee and Daniel claims and instead would have right of first refusal to purchase the Henry, Francesca, Kato f/k/a Eliza, and Nathaniel claims.

On October 12, 2012, the Company exercised its right of first refusal to purchase four additional mineral properties, the Henry Claim, the Francesca Claim, the Kato Claim f/k/a Eliza Claim and the Nathaniel Claim, from the Vendor pursuant to the Acquisition Agreement.  In exchange for the Claims, Rosa Habeila Feliz Ruiz transferred 12,644,943 of her shares of the Company’s common stock to the Vendor. The Vendor is owned by Alain French, our President, Chief Executive Officer and Director.

During the quarter ended January 31, 2013, the Company recorded $6,654 (original costs incurred by GEXPLO to obtain the claims) for the mineral claims and the same amount in paid-in capital for the shares transferred as the result of this related party transaction.

NOTE 4. – RELATED PARTY TRANSACTIONS

As of January 31, 2013 and July 31, 2012, the Company had payable of $79,696 to Ms. Ruiz for the advances she made to the Company to cover incorporation costs of the Company and ongoing legal and accounting fees related to the Company’s SEC reporting obligations. These advances bear no interest, are unsecured and are due on demand.

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

As of January 31, 2013, the Company had made advances to GEXPLO, a company owned by the Company's President, for a total of $85,310 for exploration expenses it paid on the Company's behalf.

NOTE 5. – COMMON STOCK

In September 2012, 116,665 shares were issued to a third-party vendor for services. These shares were recorded at their fair value of at $23,332 and it was fully expensed for services rendered during the six months period ended January 31, 2013.

On September 17, 2012, the Company sold 600,000 shares of common stock for $300,000.

NOTE 6. – SUBSEQUENT EVENTS

On December 18, 2012, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Deer Valley Management, LLC (the “Deer Valley”) whereby Deer Valley was to purchase up to $5,000,000 of the Company’s common stock, $0.00001 par value (the “Common Stock”). Due to Deer Valley’s inability to proceed with the Securities Purchase Agreement, the Company cancelled such agreement on February 27, 2013 and cancelled the Investment Agreement, and all the transactions contemplated thereby, on March 14, 2013.

On March 11, 2013 (the “Closing Date”), the Company entered into a common stock purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Hanover is committed to purchase up to $16,000,000 (the “Total Commitment”) worth of the Company’s Common Stock (the “Shares”), over the 36-month term of the Purchase Agreement.

On March 14, 2013, the Company issued 1,044,264 shares of the Company’s common stock to Hanover as a commitment fee equal pursuant to the Purchase Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 26, 2012, we effected a 1-for-4.5 forward stock split of our common stock. On July 9, 2012, a 4-for-1 reverse stock split of our common stock was effective decreasing our issued and outstanding common stock from 253,199,996 to 63,300,005. All share and per share amounts have been restated retroactively for the impact of the splits.

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

In September 2012, 116,665 shares were issued to a third-party vendor for services. These shares were recorded at their fair value of $23,333.

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

On October 12, 2012, the Company amended the Acquisition Agreement (the “Amendment”) with GEXPLO, SRL and Rosa Habeila Feliz Ruiz, an officer and director of the Company. Pursuant to the Amendment, the Company would no longer have right of first refusal to purchase the Shalee and Daniel claims and instead would have right of first refusal to purchase the Henry, Francesca, Kato f/k/a Eliza, and Nathaniel claims.

On October 12, 2012, the Company exercised its right of first refusal to purchase four additional mineral properties, Henry (the “Henry Claim”), Francesca (the “Francesca Claim”), Kato (f/k/a Eliza) (the “Kato Claim”) and Nathaniel (the “Nathaniel Claim”), from the Vendor pursuant to the Acquisition Agreement.  In exchange for the Claims, Rosa Habeila Feliz Ruiz transferred 12,644,943 of her shares of the Company’s common stock to the Vendor. The Vendor is owned by Alain French, our President, Chief Executive Officer and Director.

On November 19, 2012, the Company declared a 1-for-2 forward stock split.

On December 7, 2012, the Company filed a Certificate of Change with the Nevada Secretary of State to cancel the Certificate of Amendment originally filed on November 19, 2012 declaring a forward split of the Company’s shares of common stock. The forward split was subsequently cancelled.

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

On December 18, 2012, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) and an Investment Agreement (the “Investment Agreement”) with Deer Valley Management, LLC. (“Deer Valley”) whereby Deer Valley was to purchase up to $5,000,000 of the Company’s common stock, $0.00001 par value (the “Common Stock”). Due to Deer Valley’s inability to proceed with the Securities Purchase Agreement, the Company cancelled such agreement on February 27, 2013 and cancelled the Investment Agreement, and all the transactions contemplated thereby, on March 14, 2013.

On March 14, 2013, the Company issued 1,044,264 shares of the Company’s common stock to Hanover as a commitment fee equal pursuant to the Purchase Agreement. These shares were valued at $167,500.  The issuance under the Purchase Agreement is exempt from registration under the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”).  We made this determination based on the representations of the Investor that the Investor is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about the Company and its investment.

Plan of Operations

Since we entered into the Acquisition Agreement, we have changed our plan of operations to focus on the exploration of our Claims in the Dominican Republic.  We are also hopeful on closing additional Claims in the near future as laid out in the Acquisition Agreement.  Concurrently, we plan to undertake exploration on the Properties already acquired.  Our exploration plan is detailed in the “Item 2: Properties” section of our Annual Report, filed on Form 10-K for the year ended July 31, 2012 filed with the SEC on November 13, 2012.

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

Results of operations

From Inception on July 8, 2009 to January 31, 2013

As of the date of this report, we have yet to generate any revenues from our business operations.

On July 30, 2012, we entered into the Acquisition Agreement and as a result of the transfer of title to the Claim to us, we began operations and ceased to be a shell.

Our net loss since inception is $563,773 as a result of incurring expenses of $162,080 for accounting and legal fees, $254,739 for consulting fees, $146,785 for other general and administrative expenses, interest income of $4 and foreign currency translation loss of $173.

On December 1, 2011, we entered into a consulting agreement (the “Consulting Agreement”) with an independent consulting firm (“Firm”). Pursuant to the Consulting Agreement, the Firm will evaluate the business of the Company as well as coordinate the Company’s SEC reporting requirements and filings.  The Company will pay the Firm $4,000 a month and will issue the Consultant 350,000 shares at the end of the third month from the date the agreement was signed. The 233,335 shares were issued as of July 31, 2012 and the remaining shares were issued in September, 2012.  The Consulting Agreement terminated on December 1, 2012, however, the Company and the Firm are in discussions to renew the Consulting Agreement.

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

Liquidity and Capital Resources

On July 30, 2010, we sold 37,500,000 shares of common stock to our former officer and director, Rosa Habeila Feliz Ruiz for $5,000.   There were no other shares issued to Ms. Ruiz since our inception.

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

In September 2012, 116,665 shares were issued to a third-party vendor for services. These shares were valued at their fair value of $23,332.

As of January 31, 2013, our total assets were $237,892, comprised of cash, amounts capitalized relating to the development of our websites and mineral claim, and our total liabilities were $180,920, comprised of accounts payable and related party advances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Subsequent Events

Deer Valley Cancellation

Due to Deer Valley’s inability to proceed with the Securities Purchase Agreement, the Company cancelled such agreement on February 27, 2013 and cancelled the Investment Agreement, and all the transactions contemplated thereby, on March 14, 2013.

Equity Enhancement Program with Hanover Holdings I, LLC

Common Stock Purchase Agreement

On March 11, 2013 (the “Closing Date”), the Company entered into a common stock purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Hanover is committed to purchase up to $16,000,000 (the “Total Commitment”) worth of the Company’s Common Stock (the “Shares”), over the 36-month term of the Purchase Agreement.

From time to time over the term of the Purchase Agreement, commencing on the trading day immediately following the date on which the initial registration statement is declared effective by the SEC, as further discussed below, the Company may, in its sole discretion, provide Hanover with draw down notices (each, a “Draw Down Notice”) to purchase a specified dollar amount of Shares (the “Draw Down Amount”) over a 10 consecutive trading day period commencing on the trading day specified in the applicable Draw Down Notice (the “Pricing Period”), with each draw down subject to the limitations discussed below. The maximum amount of Shares requested to be purchased pursuant to any single Draw Down Notice cannot exceed 300% of the average daily trading volume of the Company’s common stock for the five trading days immediately preceding the date of the Draw Down Notice (the “Maximum Draw Down Amount”).

Once presented with a Draw Down Notice, Hanover is required to purchase a pro rata portion of the applicable Draw Down Amount on each trading day during the applicable Pricing Period on which the daily volume weighted average price for our common stock (the “VWAP”) equals or exceeds a floor price determined by the Company for such draw down (the “Floor Price”). If the VWAP falls below the applicable Floor Price on any trading day during the applicable Pricing Period, the Purchase Agreement provides that Hanover will not be required to purchase the pro rata portion of the applicable Draw Down Amount allocated to that trading day. The per share purchase price for the Shares subject to a Draw Down Notice shall be equal to 92.5% of the arithmetic average of the five lowest VWAPs that equal or exceed the applicable Floor Price during the applicable Pricing Period; provided, however, that if the VWAP does not equal or exceed the applicable Floor Price for at least five trading days during the applicable Pricing Period, then the per share purchase price shall be equal to 92.5% of the arithmetic average of all VWAPs that equal or exceed the applicable Floor Price during such Pricing Period. Each purchase pursuant to a draw down shall reduce, on a dollar-for-dollar basis, the Total Commitment under the Purchase Agreement.

The Company is prohibited from issuing a Draw Down Notice if (i) the amount requested in such Draw Down Notice exceeds the Maximum Draw Down Amount, (ii) the sale of Shares pursuant to such Draw Down Notice would cause the Company to issue or sell or Hanover to acquire or purchase an aggregate dollar value of Shares that would exceed the Total Commitment, or (iii) the sale of Shares pursuant to the Draw Down Notice would cause the Company to sell or Hanover to purchase an aggregate number of shares of the Company’s common stock which would result in beneficial ownership by Hanover of more than 4.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder).  The Company cannot make more than one draw down in any Pricing Period and must allow 24 hours to elapse between the completion of the settlement of any one draw down and the commencement of a Pricing Period for any other draw down.

Additionally, on the Closing Date, Hanover deposited $90,000, as an Administrative Fee, into an escrow account, which was disbursed to the Company promptly after the filing of an initial registration statement with the SEC on March 15, 2013. The Company paid to Hanover a commitment fee equal to $167,500 (or 1.047% of the Total Commitment under the Purchase Agreement) in the form of 1,044,264 restricted shares of the Company’s common stock, calculated at a price equal to the arithmetic average of the VWAPs over the 10 trading day period immediately preceding the Closing Date (the “Initial Commitment Shares”).  The Initial Commitment Shares, together with the Additional Commitment Shares (as defined below), will be registered for resale in the Registration Statement, as discussed below, and are subject to a “dribble out” agreement between the Company and Hanover, whereby Hanover has agreed to sell no more than one-tenth of the Initial Commitment Shares and the Additional Commitment Shares, on a pro-rata basis, during the 10-week period immediately following the effective date of the initial registration statement; provided, however, that if the VWAP falls below $0.10 for any trading day during such 10-week period, the dribble out will automatically cease to apply.

The Purchase Agreement also provides for indemnification of Hanover and its affiliates in the event that Hanover incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by the Company of any of its representations and warranties under the Purchase Agreement or the other related transaction documents or any action instituted against Hanover or its affiliates due to the transactions contemplated by the Purchase Agreement or other transaction documents, subject to certain limitations. The issuance of the Initial Commitment Shares and the Additional Commitment Shares, if any, and the sale of the Shares to Hanover under the Purchase Agreement are exempt from registration under the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”).  We made this determination based on the representations of Hanover that Hanover is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about the Company and its investment.

The Company agreed to pay up to $10,000 of reasonable attorneys' fees and expenses incurred by Hanoverr in connection with the preparation, negotiation, execution and delivery of the Purchase Agreement and related transaction documentation. Further, if the Company issues a Draw Down Notice and fails to deliver the shares to Hanover on the applicable settlement date, and such failure continues for 10 trading days, the Company agreed to pay Hanover, in addition to all other remedies available to Hanover under the Purchase Agreement, an amount in cash equal to 2.0% of the purchase price of such shares for each 30-day period the shares are not delivered, plus accrued interest.

Registration Rights Agreement

In connection with the execution of the Purchase Agreement, on the Closing Date, the Company and Hanover also entered into a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company had agreed to file an initial registration statement (“Registration Statement”) with the SEC to register an agreed upon number of Shares, which shall not exceed 1/3 of the number of shares of the Company's common stock held by non-affiliates of the Company, on or prior to March 15, 2013 (the “Filing Deadline”) and have it declared effective at the earlier of (A) the 90th calendar day after the earlier of (1) the Filing Deadline and (2) the date of which such initial Registration Statement is filed with the SEC and (B) the fifth business day after the date the Company is notified by the SEC that such Registration Statement will not be reviewed or will not be subject to further review (the “Effectiveness Deadline”).

If the initial Registration Statement is not declared effective by the Effectiveness Deadline, the Company is required to issue to Hanover additional shares of the Company’s common stock equal to the quotient obtained by dividing (a) $167,500 by (b) the arithmetic average of the VWAPs over the 10 trading day period immediately preceding the Effectiveness Deadline, rounded up to the nearest whole share (the “Additional Commitment Shares”).

If at any time all of the Registrable Securities (as defined in the Registration Rights Agreement) are not covered by the initial Registration Statement, the Company has agreed to file with the SEC one or more additional Registration Statements so as to cover all of the Registrable Securities not covered by such initial Registration Statement, in each case, as soon as practicable, but in no event later than the applicable filing deadline for such additional Registration Statements as provided in the Registration Rights Agreement.

The Company also agreed, among other things, to indemnify Hanover from certain liabilities and fees and expenses of Hanover incident to the Company’s obligations under the Registration Rights Agreement, including certain liabilities under the Securities Act. Hanover has agreed to indemnify and hold harmless the Company and each of its directors, officers and persons who control the Company against certain liabilities that may be based upon written information furnished by Hanover to the Company for inclusion in a registration statement pursuant to the Registration Rights Agreement, including certain liabilities under the Securities Act.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

We are currently engaged in the review, documentation and remediation of its disclosure controls and procedures. Once our company is engaged in a business of merit and has sufficient personnel available, we will establish and implement the internal control procedures.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

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

SANTO MINING CORP.

DATED: March 18, 2013	BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)