Form 10-Q
period 2013-04-30
Santo Mining Corp.
filed 2013-06-19
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,431,269 as of June 19, 2013.

SANTO MINING CORP.

FORM 10-Q

April 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended April 30, 2013 are not necessarily indicative of results that may be expected for the year ending July 31, 2013.

SANTO MINING CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (Unaudited)
	April 30, 2013	July 31, 2012
ASSETS
CURRENT ASSETS
Cash	$45,293	$50,793
Prepaid expense	103,500	-
Total Current Assets	148,793	50,793

Mineral claims	579,315	63,912
Website, net of amortization of $1,745 and $1,340, respectively	3,345	3,540
Deposits	106,247	16,826

TOTAL ASSETS	$837,700	$135,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$124,395	$46,172
Related party payable	149,696	79,696
Convertible note payable	46,277	-
Derivative liability	6,890	-
TOTAL LIABILITIES	327,258	125,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, 450,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 450,000,000 shares authorized, $0.00001 par value; 69,431,269 and 63,635,340 shares issued and outstanding, respectively	694	636
Additional paid-in capital	1,349,951	290,123
Deficit accumulated during the development stage	(840,203)	(281,556)
TOTAL STOCKHOLDERS' EQUITY	510,442	9,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$837,700	$135,071

See accompanying notes to unaudited financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended April 30,		Nine Months Ended April 30,		From July 8, 2009 (Inception) to April 30,
	2013	2012	2013	2012	2013
OPERATING EXPENSES
Consulting fees	$166,511	$2,310	$310,239	$8,950	$421,250
General and administrative	55,276	5,867	147,984	25,008	202,061
Legal and accounting fees	54,476	16,331	100,257	41,875	216,556

Total operating expenses	276,263	24,508	558,480	75,833	839,867

OTHER INCOME (EXPENSES)
Foreign currency transaction loss	-	-	-	(16)	(173)
Change in fair value of derivative liability	212	-	212	-	212
Interest expense	(379)	-	(379)	-	(375)

Total other expenses	(167)	-	(167)	(16)	(336)

Net loss	$(276,430)	$(24,508)	$(558,647)	$(75,849)	$(840,203)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	66,251,271	63,185,026	64,823,026	63,036,135

See accompanying notes to unaudited financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	From July 8, 2009 (Inception) to April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(558,647)	$(75,849)	$(840,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	405	794	1,745
Share-based compensation	167,132	-	213,799
Amortization of debt discount	379	-	379
Change in fair value of derivative liability	(212)	-	(212)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	78,223	2,266	124,395
Net cash used in operating activities	(312,720)	(72,789)	(500,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deposits on mineral claims	(106,247)	-	(106,247)
Loan to related party	-	(42,537)	-
Purchase of mineral claims	(29,523)	-	(106,119)
Payments for website	(210)	-	(5,090)
Net cash used in investing activities	(135,980)	(42,537)	(217,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	390,200	150,000	630,150
Proceeds from issuance of convertible note	53,000	-	53,000
Proceeds from related party payable	-	43,744	79,696
Net cash provided by financing activities	443,200	193,744	762,846

Net change in cash	(5,500)	78,418	45,293

Cash, beginning of period	50,793	2,187	-

Cash, end of period	$45,293	$80,605	$45,293

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid	$-	$-	$4
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares transferred between related parties for mineral claims	$6,654	$-	$10,796
Fair value of derivative liability	$7,102	$-	$7,102
Liability accrued for purchase of mineral claims	$70,000	$-	$70,000
Shares issued for purchase of mineral claims	$392,400	$-	$392,400
Shares issued for prepaid expenses	$103,500	$-	$103,500

See accompanying notes to unaudited financial statements.

SANTO MINING CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

Fair Value Measurement

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on April 30, 2013.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$ -	$ -	$ 6,890	$ 6,890

NOTE 2. – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Santo Mining will continue to meet its obligations and continue its operations for the next fiscal year. As of April 30, 2013, Santo Mining has not generated revenues and has accumulated losses of $840,203 since inception. Santo mining has not commenced operations. These factors raise substantial doubt regarding Santo Mining’s ability to continue as a going concern. The continuation of Santo Mining as a going concern is dependent upon financial support from its stockholders, the ability of Santo Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Mining be unable to continue as a going concern.

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

On October 12, 2012, the Company exercised its right of first refusal to purchase four additional mineral properties, the Henry Claim, the Francesca Claim, the Kato f/k/a Claim and the Nathaniel Claim, from the Vendor pursuant to the Acquisition Agreement.  In exchange for the Claims, Rosa Habeila Feliz Ruiz transferred 12,644,943 of her shares of the Company’s common stock to the Vendor. The Vendor is owned by Alain French, our President, Chief Executive Officer and Director.

On March 25, 2013, the Company agreed to purchase from Alain French 100% right, title and interest in the “RICHARD” Mineral Exploration Concession Application in the Dominican Republic, consisting of 220 Hectares located in Dominican Republic, and any deposits of minerals on RICHARD for $10,000 and 1,000,000 shares of the Company’s common stock, par value $0.00001. As of April 30, 2013, the Company has recorded mineral claims of $177,400, including $167,400 fair value of the shares and $10,000 payable to the related party.

On April 3, 2013, the Company agreed to purchase from Alain French 100% right, title and interest in the “CHARLES” Mineral Exploration Concession Application in the Dominican Republic consisting of 220 Hectares located in Dominican Republic, and any deposits of minerals on CHARLES for an initial payment of $10,000 at closing, a second payment of $50,000 in 90 days, and 1,500,000 shares of the Company’s common stock, par value $0.00001. As of April 30, 2013, the Company has recorded mineral claims of $285,000, including $225,000 fair value of the shares and $60,000 payable to the related party.

NOTE 4. – RELATED PARTY TRANSACTIONS

As of April 30, 2013 and July 31, 2012, the Company had payable of $79,696 to Ms. Ruiz for the advances she made to the Company to cover incorporation costs of the Company and ongoing legal and accounting fees related to the Company’s SEC reporting obligations. These advances bear no interest, are unsecured and are due on demand.

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

As of April 30, 2013, the Company had made advances to GEXPLO, a company owned by the Company's President, for a total of $96,247 for exploration expenses he paid on the Company's behalf.

As described in Note 3, as of April 30, 2013, the Company accrued related party payable of $70,000 for mineral claims, RICHARD and CHARLES, the Company acquired from Alain French during the current quarter.

NOTE 5. – CONVERTIBLE NOTES

On April 19, 2013, the Company borrowed $53,000 from Asher Enterprises, Inc. under a Convertible Promissory Note. The note is unsecured, bears interest at 8% per annum and matures on January 22, 2014. The note is convertible into common stock of the Company and the conversion price shall equal the variable conversion price of 47% multiplied by the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date.

The Company analyzed the Convertible Promissory Note for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with a grant date fair value of $7,102 (See Note 6), qualified for accounting treatment as a financial derivative (See Note 6). The Company recognized a discount of $7,102 on this note as result of the embedded conversion feature being a financial derivative. The discount will be amortized by the Company through interest expense over the life of the note.

A summary of value changes to the Convertible Promissory Note for the period ended April 30, 2013 is as follows:

Principal amount	$53,000
Less: discount related to fair value of the embedded conversion feature	(7,102)
Add: amortization of discount	379
Carrying value at April 30, 2013	$46,277

During the nine months ended April 30, 2013, the Company recorded $379 amortization of the debt discount.

NOTE 6. – DERIVATIVE LIABILITY

The Company has determined that the variable conversion price under its $53,000 Convertible Promissory Note causes the embedded conversion feature to be a financial derivative. The Company may not have enough authorized common shares to settle its obligation if the note holder elects to convert the note to common shares when the trading price is lower than certain threshold.

The fair value of the conversion feature is recognized as a financial derivative at issuance and is measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at April 19, 2013 and April 30, 2013:

	April 19,	April 30,
	2013	2013

Market value of common stock on measurement date (1)	$0.14	$0.14
Adjusted conversion price (2)	$0.066	$0.063
Risk free interest rate (3)	0.13%	0.11%
Life of the note in years	0.77 years	0.77 years
Expected volatility (4)	423%	387%
Expected dividend yield (5)	-	-

(1)	The market value of common stock is based on closing market price as of April 19, 2013 and April 30, 2013.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 1 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Financial Derivatives
Fair value at April 19, 2013	$ 7,102
Change in fair value of derivative liability	(212)
Fair value at April 30, 2013	$ 6,890

NOTE 7. – COMMON STOCK

In September 2012, 116,665 shares were issued to a third-party vendor for services. These shares were recorded at their fair value of $23,332. The Company expensed the entire amount during the nine months period ended April 30, 2013 for the services rendered.

On September 17, 2012, the Company sold 600,000 shares of common stock for $300,000.

Equity Enhancement Program with Hanover Holdings I, LLC

On March 11, 2013, the Company entered into a common stock purchase agreement (“Purchase Agreement”) with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”).  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, Hanover is committed to purchase up to $16,000,000 (the “Total Commitment”) worth of the Company’s Common Stock (the “Shares”), over the 36-month term of the Purchase Agreement.

Also on March 11, 2013, Hanover deposited $90,000, as an Administrative Fee, into an escrow account, which was disbursed to the Company promptly after the filing of an initial registration statement with the SEC on March 15, 2013.

The Company issued 1,044,264 shares of the Company’s common stock to Hanover for services. The fair value of these shares, $167,500, was recorded as offering cost as a reduction to addition paid-in capital.

In connection with the execution of the Purchase Agreement, the Company and Hanover also entered into a registration rights agreement. Pursuant to the Registration Rights Agreement, the Company filed an initial registration statement (“Registration Statement”) with the SEC on March 15, 2013 (the “Filing Deadline”) and agreed to have it declared effective at the earlier of (A) the 90th calendar day after the earlier of (1) the Filing Deadline and (2) the date of which such initial Registration Statement is filed with the SEC and (B) the fifth business day after the date the Company is notified by the SEC that such Registration Statement will not be reviewed or will not be subject to further review (the “Effectiveness Deadline”).   On June 10, 2013, the Company withdrew the Registration Statement. As of the date of this Report, the Company is renegotiating the terms of the Purchase Agreement with Hanover.

If the initial Registration Statement is not declared effective by the Effectiveness Deadline, the Company is required to issue to Hanover additional shares of the Company’s common stock equal to the quotient obtained by dividing (a) $167,500 by (b) the arithmetic average of the VWAPs over the 10 trading day period immediately preceding the Effectiveness Deadline, rounded up to the nearest whole share (the “Additional Commitment Shares”). As of the date of this Report, the Company has not issued additional common stock to Hanover and is negotiating a resolution with regard to the Additional Commitment Shares.

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

On April 5, 2013, the Company issued 635,000 shares of common stock for services. The fair value of these shares, $108,000, was recorded as follows: $4,500 as share-based compensation and $103,500 as prepaid expense for the service not been received yet.

Also on April 5, 2013, the Company issued 900,000 shares of common stock for services. The fair value of these shares, $139,300, was recorded as share-based compensation.

As of April 30, 2013, the Company has recorded 2,500,000 shares of common stock, at fair value of $392,400 for purchase of mineral claims.

NOTE 8. – SUBSEQUENT EVENTS

On June 12, 2013, the Company issued to JMJ Financial (the “Lender”) convertible promissory note as of the same date in the principal amount of $335,000 (the “Note”) with a maturity date of June 11, 2013, for total consideration of $300,000 (the “Consideration”). The interest rate of the Note is 0% if repaid within the first 90 days, and shall increase to 12% after 90 days.

Upon the closing on June 12, 2013, the Lender paid to the Company consideration in the amount of $60,000. The Lender may pay additional consideration, as chosen by the lender, up to an additional $150,000. Thereafter, the Lender may pay additional consideration to the Company by mutual agreement up to a total consideration of $300,000.

Pursuant to the terms of the Note, the Lender may elect to convert all or part of the outstanding unpaid principal and accrued interest into shares of the Company’s common stock (up to an amount that would result in JMJ Financial holding no more than 4.99% of the outstanding shares of common stock of the Company) at a conversion price of the lesser of: (i) $0.138, or (ii) 60% of the lowest trade price in the 25 trading days preceding the conversion.

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

The Company agreed to pay up to $10,000 of reasonable attorneys' fees and expenses incurred by Hanover in connection with the preparation, negotiation, execution and delivery of the Purchase Agreement and related transaction documentation. Further, if the Company issues a Draw Down Notice and fails to deliver the shares to Hanover on the applicable settlement date, and such failure continues for 10 trading days, the Company agreed to pay Hanover, in addition to all other remedies available to Hanover under the Purchase Agreement, an amount in cash equal to 2.0% of the purchase price of such shares for each 30-day period the shares are not delivered, plus accrued interest.

Registration Rights Agreement

In connection with the execution of the Purchase Agreement, the Company and Hanover also entered into a registration rights agreement. Pursuant to the Registration Rights Agreement, the Company filed an initial registration statement (“Registration Statement”) with the SEC on March 15, 2013 (the “Filing Deadline”) and agreed to have it declared effective at the earlier of (A) the 90th calendar day after the earlier of (1) the Filing Deadline and (2) the date of which such initial Registration Statement is filed with the SEC and (B) the fifth business day after the date the Company is notified by the SEC that such Registration Statement will not be reviewed or will not be subject to further review (the “Effectiveness Deadline”).  On June 10, 2013, the Company withdrew the Registration Statement. As of the date of this Report, the Company is renegotiating the terms of the Purchase Agreement with Hanover.

If the initial Registration Statement is not declared effective by the Effectiveness Deadline, the Company is required to issue to Hanover additional shares of the Company’s common stock equal to the quotient obtained by dividing (a) $167,500 by (b) the arithmetic average of the VWAPs over the 10 trading day period immediately preceding the Effectiveness Deadline, rounded up to the nearest whole share (the “Additional Commitment Shares”). As of the date of this Report, the Company has not issued additional common stock to Hanover and is negotiating a resolution with regard to the Additional Commitment Shares.

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

On March 13, 2013, the Company entered into a definitive long-term license agreement (the “License Agreement”) with Campania Minera Los Angeles Del Desierto CA De CV, a Mexican company (the “Concessionaire”), to develop and mine three metallic concessions (the “Consessions”) located in Ocampo, Coahuila in Mexico owned by the Consessionaire.   Pursuant to the License Agreement, the Concessionaire will receive 40% of any royalty from the Consessions, and the remaining 60% will be retained by the Company. The Company is also required to make payments totaling $210,000 (the “Initial Payment”) within a year of signing the License Agreement as well as issue 1,000,000 shares of the Company’s common stock to the Concessionaire by June 14, 2013. $100,000 of the Initial Payment will be advanced towards the royalty fee.

On March 25, 2013, the Company entered into a Mining Purchase Acquisition Agreement (the “Richard Agreement”) with GEXPLO, SRL, a company owned by Alain French, our President and Chief Executive Office (“GEXPLO”), pursuant to which the Company agreed to purchase from GEXPLO and undivided on hundred percent (100%) right, title and interest in the “RICHARD” Mineral Exploration Concession Application in the Dominican Republic, consisting of 220 Hectares located in Dominican Republic, and any deposits of minerals on RICHARD for $10,000 and 1,000,000 shares of the Company’s common stock, par value $0.00001. As of April 30, 2013, the Company has recorded mineral claims of $177,400, including $167,400 fair value of the shares and $10,000 payable to the related party.

On April 3, 2013, the Company entered into a Mining Purchase Acquisition Agreement (the “Charles Agreement”) with GEXPLO, SRL, a company owned by Alain French, our President and Chief Executive Office (“GEXPLO”), pursuant to which the Company agreed to purchase from GEXPLO and undivided on hundred percent (100%) right, title and interest in the “CHARLES” Mineral Exploration Concession Application in the Dominican Republic consisting of 220 Hectares located in Dominican Republic, and any deposits of minerals on CHARLES for an initial payment of $10,000 at closing, a second payment of $50,000 in 90 days, and 1,500,000 shares of the Company’s common stock, par value $0.00001. As of April 30, 2013, the Company has recorded mineral claims of $285,000, including $225,000 fair value of the shares and $60,000 payable to the related party.

Subsequent Events

On June 12, 2013, the Company issued to JMJ Financial (the “Lender”) convertible promissory note as of the same date in the principal amount of $335,000 (the “Note”) with a maturity date of June 11, 2013, for total consideration of $300,000 (the “Consideration”). The interest rate of the Note is 0% if repaid within the first 90 days, and shall increase to 12% after 90 days.

Upon the closing on June 12, 2013, the Lender paid to the Company consideration in the amount of $60,000. The Lender may pay additional consideration, as chosen by the lender, up to an additional $150,000. Thereafter, the Lender may pay additional consideration to the Company by mutual agreement up to a total consideration of $300,000.

Pursuant to the terms of the Note, the Lender may elect to convert all or part of the outstanding unpaid principal and accrued interest into shares of the Company’s common stock (up to an amount that would result in JMJ Financial holding no more than 4.99% of the outstanding shares of common stock of the Company) at a conversion price of the lesser of: (i) $0.138, or (ii) 60% of the lowest trade price in the 25 trading days preceding the conversion.

The Note is subject to customary default provisions, including failure to issue common stock upon conversion (the “Conversion Delay”). Upon the occurrence and during the continuation of any Conversion Delay, the Lender may rescind any portion of that particular conversion and have the conversion amount returned. In the event the Company shall fail to deliver shares of its common stock after the fourth business day, a penalty of $2,000 per day will be assessed for each day until share delivery is made

The Note may be prepaid in whole or in part, at any time during the period beginning on the issue date and ending on the date which is 90 days following the issue date, at which time the Company may not make further payments on the Note prior to the maturity date without written approval from the Lender.

The foregoing description of the terms of the Note are qualified in their entirety by reference to the provisions of the promissory note filed as Exhibit 4.1, to this Report , which is incorporated by reference herein.

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

Results of Operations

From Inception on July 8, 2009 to April 30, 2013

On July 30, 2012, we entered into the Acquisition Agreement. As a result of the transfer of titles on certain mineral claims to us, we began operations and ceased to be a shell.

As of the date of this report, we have yet generated any revenues from our business operations.

Our net loss since inception is $840,203 as a result of incurring expenses of $216,556 for accounting and legal fees, $421,250 for consulting fees, $202,061 for other general and administrative expenses, interest expense of $375, gain on change in fair value of derivative liability of $212 and foreign currency translation loss of $173.

Liquidity and Capital Resources

As of April 30, 2013, our total assets were $837,700, comprised of cash, prepaid expense, deposits, amounts capitalized relating to the development of our websites and mineral claim, and our total liabilities were $327,258, comprised of accounts payable and related party advances, convertible notes payable and derivative liability.

The following table sets forth selected cash flow information for the period from July 8, 2009 (inception) to April 30, 2013:

Net cash used in operating activities	$ (500,097)
Net cash used in investing activities	(217,456)
Net cash provided by financing activities	762,846

Net change in cash	$ 45,293

Operating Activities

Cash used in operating activities for the period from July 8, 2009 (inception) to April 30, 2013 was $500,097, which was primarily due to professional fees and share-based compensation incurred by the Company during this period.

Investing activities:

Cash used in investing activities for the period from July 8, 2009 (inception) to April 30, 2013 was $217,456, which was primarily due to $106,247 payment of deposit on mineral claims, $106,119 payment for purchase of mineral claims and $5,090 payment for purchase of website.

Financing activities:

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

On March 11, 2013, Hanover deposited $90,000, as an Administrative Fee, into an escrow account, which was disbursed to the Company promptly after the filing of an initial registration statement with the SEC on March 15, 2013. The Company issued 1,044,264 shares of the Company’s common stock to Hanover for services. The fair value of these shares, $167,500, was recorded as offering cost as a reduction of addition paid-in capital.

On April 19, 2013, the Company borrowed $53,000 from Asher Enterprises, Inc. under a Convertible Promissory Note.

As of April 30, 2013, the Company had $79,696 payable owed to a related party.

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

Our Dominican Republic exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2013 and the fiscal year ended July 31, 2012, despite the fact Santo Ming Corp is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are included herein:

Exhibit No.	Document Description

4.1	Form of Note

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files
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

SANTO MINING CORP.

DATED: June 19, 2013	BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)