Form 10-K
period 2013-07-31
Santo Mining Corp.
filed 2013-11-13
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013

or

[ ]	TRANSITIOINAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transitional period from _____________ to ______________

Commission file number 333-169503

SANTO MINING CORP.
(Exact name of registrant as specified in its charter)

NEVADA	27-0518586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ave. Sarasota #20, Torre Empresarial, Suite 1103
Santo Domingo, Dominican Republic
(Address of principal executive offices) including zip code)

Registrant’s telephone number, including area code:  1-809-535-9443

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange in which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes [   ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, January 31, 2013 was $6,026,628.20.

As of November 12, 2013, the registrant had 70,133,141 shares issued and outstanding.

TABLE OF CONTENTS

Page

PART I
Item 1.	Business.
Item 1A.	Risk Factors.
Item 1B.	Unresolved Staff Comments.
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Mine Safety Disclosures.

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholders Matters. and Issuer Purchases of Equity Securities.
Item 6.	Selected Financial Data.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements and Supplementary Data.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.

PART III
Item 10.	Directors and Executive Officers and Corporate Governance.
Item 11.	Executive Compensation.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Item 14.	Principal Accounting Fees and Services.

PART IV
Item 15.	Exhibits and Financial Statement Schedules.

Signature Page

Exhibit Index

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Santo Mining Corp. and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission. The words “Property” or “Claim” refer to a “concession application” which according to the Dominican Mining Law grants the holder with certain preferential rights including future exclusive rights to prospect, explore and exploit metallic minerals within its designated boundaries.

PART I

Item 1.     Business

Overview

Santo Mining Corp. is a company which acquires various metallic exploration concession applications in the Dominican Republic for the purpose of exploration and extraction. We target near-term production opportunities in the Dominican Republic. Our vision is to define deposits and extract metals from both alluvial deposits that require minimal processing and bulk-tonnage, open-pit oxide and sulfide gold deposits where poly-metallic ores with economic concentrations of precious and base metals may be extracted and transported to local or offshore processing plants and refineries.

The Company plans to combine rapid exploration methodology with innovative operational and logistical approaches to ensure the efficient and effective extraction of gold and other metals in the future. It has use of a self-contained modular office facility which is currently parked in Santo Domingo and moved around the concessions as and when needed. As the properties are more or less in three clusters, we found this to be the most practical solution. The Company itself owns no vehicles which are provided to us by our CEO to tow Company owned enclosed cargo trailer to transport and park where we are conducting exploration operations. The exploration crew rents a local house or sleep in more remote areas sleep in acamp tents. Local porters, cooks and pack animals are hired on a daily basis. Helicopters are occasionally rented on an as needed basis. The Company has a pre-treatment laboratory consisting of electric kilns, chlorine gas generator, and chlorine gas reactor, leased  rock crushing and grinding mills. The Company has identified two used Hydracore 2000 drill rigs which are man portable and ideally suited for our near-term exploration activities.

This swift mobilization and on-site sampling analysis capability was developed to drive growth and value in the near and long terms. Our Claims are 100% owned, and lie in the core of the mineral rich Hispaniola Gold-Copper Back-Arc.

History

We were incorporated in the State of Nevada on July 8, 2009.  From our inception, we were engaged in the operation of a website portal, www.drdentalspa.com, andwww.drdientesblancos.com where both dentists and patients could access dental information, as well as operating a teeth whitening business. Recently, our management decided to redirect our business focus towards identifying and pursuing options regarding the acquisition of mineral exploration property with the focus on gold and other precious metals.  Our new operational website is www.santomining.com.

From July 8, 2009 through to the date of the acquisition of our first Claim we were a designated shell company with minimal operations.  As described below, on July 30, 2012, we entered into an acquisition agreement and began operations and ceased to be a shell.

On July 30, 2012, (the “Acquisition Closing Date”), we entered into a mineral property acquisition agreement (the “Acquisition Agreement”), with Gexplo, SRL (the “Vendor”) and Rosa Habeila Feliz Ruiz, an officer and director of the Company, whereby the Company agreed to acquire from the Vendor an undivided one hundred percent (100%) interest in and to a Claim known as Alexia (the “Alexia Claim”), which is located in the province of Dajabon, in the municipalities of Dajabon and Partido, specifically in the sections Chaucey, La Gorra and Partido Arriba, covering  Los Indios, Pueblo Nuevo, Hatico Viejo, El Junco, La Gallina, Tahuique and Charo located in the Dajabon 5874-I (11) and Loma de Cabrera 5874-II (19) topographical sheets, complying with the terms of mining law No. 146 and its regulations, as described in the Acquisition Agreement, or the Acquisition. The Vendor is owned by Alain French, our President, Chief Executive Officer, Secretary, Treasurer and Director.

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

On September 17, 2012, the Company exercised its right of first refusal to purchase two additional metallic exploration concession applications, Walter (the “Walter Claim”), and Maria (the “Maria Claim”), from the Vendor pursuant to the “Acquisition Agreement”.  In exchange for the Walter Claim and the Maria Claim, Rosa Habeila Feliz Ruiz, the Secretary of the Company, transferred 13,181,460 of her shares of the Company’s common stock to the Vendor.

On October 12, 2012, the Company amended the Acquisition Agreement (the “Acquisition Amendment”), with the Vendor and Rosa Habeila Feliz Ruiz, an officer and director of the Company. Pursuant to the Acquisition Amendment, the Company would no longer have right of first refusal to purchase the Shalee and Daniel Claims and instead would have right of first refusal to purchase the Henry, Francesca, Eliza, and Nathaniel Claims.

On October 12, 2012, the Company exercised its right of first refusal to purchase four additional mineral properties, Henry (the “Henry Claim”), Francesca (the “Francesca Claim”), Kato (f/k/a Eliza) (the “Kato Claim”), and Nathaniel (the “Nathaniel Claim”), from the Vendor pursuant to the Acquisition Agreement.  In exchange for the Claims, Rosa Habeila Feliz Ruiz transferred 12,644,943 of her shares of the Company’s common stock to the Vendor.

On March 13, 2013, the Company entered into a definitive long-term license agreement (the “License Agreement”) with Campania Minera Los Angeles Del Desierto CA De CV, a Mexican company (the “Concessionaire”), to develop and mine three metallic concessions (the “Concessions”) located in Ocampo, Coahuila in Mexico owned by the Concessionaire.   Pursuant to the License Agreement, the Concessionaire will receive 40% of any royalty from the Concessions, and the remaining 60% will be retained by the Company. The Company is also required to make payments totaling $210,000 (the “Initial Payment”) within a year of signing the License Agreement as well as issue 1,000,000 shares of the Company’s common stock to the Concessionaire by June 14, 2013. $100,000 of the Initial Payment will be advanced towards the royalty fee.

On March 25, 2013, the Company entered into a Mining Property Acquisition Agreement (the “Richard Acquisition Agreement”) with the Vendor pursuant to which the Company acquired an undivided one hundred percent (100%) interest in and to a mineral exploration concession application consisting of 220 hectares. in the Dominican Republic known as Richard (the “Richard Claim”) (the “Richard Acquisition”). In consideration for the Richard Acquisition, the Vendor will receive a payment of $10,000 and 1,000,000 shares of the Company’s common stock.

On April 3, 2013, the Company entered into a Mineral Property Acquisition Agreement (the “Charles Acquisition Agreement”) with the Vendor, pursuant to which the Company acquired from the Vendor an undivided one hundred percent (100%) interest in and to a mineral exploration concession application consisting of 278 hectares located in the Dominican Republic known as Charles (the “Charles Claim”) (the “Charles Acquisition”). In consideration for the Charles Acquisition, the Vendor will receive a $10,000 upon closing, a second payment of $50,000 within 90 days, and 1,500,000 shares of the Company’s common stock.

Asher Financing

On April 22, 2013, the Company closed a Securities Purchase Agreement, dated April 16, 2013 with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher purchased, and the Company issued, a convertible promissory note dated April 16, 2013 as of the same date in the principal amount of $53,000 (the “First Asher Note”) with a maturity date of January 22, 2014. The interest rate of the Asher Note is 8% per annum through the maturity date.

On July 1, 2013, the Company closed a Second Securities Purchase Agreement (the “Second Asher Agreement”), pursuant to which Asher purchased, and the Company issued, a convertible promissory note with a principal amount of $32,500 (the “Second Asher Note”) with a maturity date of April 3, 2014. The interest rate of the Asher Note is 8% per annum through the maturity date.

On October 23, 2013, the Company closed a Third Securities Purchase Agreement (the “Third Asher Agreement”),, pursuant to which Asher purchased, and the Company issued, a convertible promissory note with a principal amount of $32,500 (the “Third Asher Note”) with a maturity date of January 25, 2014. The interest rate of the Asher Note is 8% per annum through the maturity date.

JMJ Financing

On June 12, 2013, the Company issued to JMJ Financial (“JMJ”), a convertible promissory note as of the same date in the principal amount of $335,000 (the “JMJ Note”), with a maturity date of June 11, 2012, for total consideration of $300,000 (the “Note Consideration”). The interest rate of the JMJ is 0% if repaid within the first 90 days, and shall increase to 12% after 90 days. Upon the closing on June 12, 2013, JMJ paid to the Company consideration in the amount of $60,000.

On September 25, 2013, JMJ paid the Company additional $25,000.

Equity Enhancement Program with Hanover

On June 20, 2013, Company entered into a common stock purchase agreement with Hanover Holdings I LLC (the “Purchase Agreement”). The Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, Hanover is committed to purchase up to $16,000,000 (the “Total Commitment”), worth of the Company’s common stock, over the 36-month term of the Purchase Agreement. Pursuant to the Purchase Agreement, the Company issued 1,690,484 shares of Common Stock to Hanover as initial commitment shares.

In connection with the execution of the Purchase Agreement, on the Closing Date, the Company and Hanover also entered into a registration rights agreement dated June 20, 2013 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to have an initial registration statement declared effective within a certain time frame. If the initial registration statement was not declared effective by the effectiveness deadline, the Company was required to issue to Hanover additional shares of the Company’s Common Stock equal to the quotient obtained by dividing (a) $83,750 by (b) the arithmetic average of the VWAPs over the 10 trading day period immediately preceding the effectiveness deadline, rounded up to the nearest whole share. The mechanics triggering the issuance of those securities were fully negotiated and set forth in the Purchase Agreement. On the date of the trigger, the Company was required to issue 1,072,343 (based on the calculation described in the Purchase Agreement) to Hanover.

On August 14, 2013, the Company and Hanover executed an addendum (the “Addendum”) to the Purchase Agreement, pursuant to which Hanover would receive 536,172 of the shares on August 14, 2013 and 536,171 of the shares if the registration statement was not deemed effective within 30 calendar days. The Company issued 536,172 additional commitment shares to Hanover on August 14, 2013. As of the date of this Annual Report, the Registration Statement has not been declared effective. The remaining 536,171 shares have not been issued yet.

IBC Funds Settlement Agreement

On October 2, 2013, the Company entered into an Amended Settlement and Agreement and Release (the “Settlement Agreement”) with IBC Funds, LLC, a Nevada limited liability company (“IBC”) pursuant to which the Company agreed to issue common stock to IBC in exchange for the settlement of $123,028 (the “Settlement Amount”) of past-due accounts payable of the Company.

Pursuant to the terms of the Settlement Agreement approved by the Order, on October 3, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s Common Stock in exchange for the Settlement Amount. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a forty-five percent (45%) discount to lowest price based upon the average of the volume weighted average price of the Common Stock over the ten (10) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time.

On October 11, 2013, the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and IBC, in the matter entitled IBC Funds, LLC v. Santo Mining Corp.  (the “Action”). IBC commenced the Action against the Company to recover an aggregate of $123,028 of past-due accounts payable of the Company (the “Claim”), which IBC had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between IBC and each of such vendors (the “Assigned Accounts”). The Assigned Accounts relate to certain legal, accounting, and financial services provided to the Company. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on October 11, 2013.

Business Strategy

The Company’s business strategies are as follows:

•                     Concentrating its exploration and mining efforts in regions that have favorable commercial and fiscal terms.

•                     Stable locations that provide extensive existing infrastructure.

•                     Regions that have an experienced and trained workforce.

•                     Santo Mining Corp. will use new technical advances in exploration.

•                     These exploration techniques will help Santo Mining Corp. identify structures and formations previously unidentified using older techniques.

•                     Focus on identifying further major gold deposits.

•                     Target bulk tonnage, open pit oxide and sulphide gold deposits.

•                     Fully committed to a “Fast Track” production taking advantage of gold's unprecedented prices.

Strategy

Santo Mining Corp. looks at creating shareholder value by:

1.        Investing in our Claims to identify and to discover and delineate economic gold resources

2.        Advancing promising gold deposits through to engineering and feasibility stage and partnering with leading mining companies and end user companies to finance and manage operations. For more details on the time frame and costs relating to the feasibility study, please refer to the description of El Angel Del Desierto under the “Item 2. Properties.”

3.        Searching for accretive merger and acquisition projects

Strategic Goals for 2013-2104

•                     Test new target areas with the objective of outlining new gold resources

•                     Start drilling to test new surface discoveries and expand any found deposits

•                     Conduct additional metallurgical testing and mineralogy balance and deportment

•                     Design process to concentrate gold and silver ore in Mexico project

•                     Set-up pilot gold and silver concentrating plant at Mexico project

•                     Install full size concentrating gold and silver processing plant at Mexico project

•                     Examine M&A and regional consolidation opportunities

•                     Plan to move from OTC to NASADQ or other stock exchange

Competitive Strengths

•                     The Company is located in The Dominican Republic which is experiencing an gold mining rush. During the last three years it is estimated total investment in the mining sector is between $4-5 Billion. New exploration around Spanish Colonial metal workings and some Greenfield locations resulted in a proliferation of near-term gold production opportunities.

•                     The Company has Claims in the mineral rich Hispaniola Gold-Copper Back-Arc, rising to 10,000 feet, cuts a diagonal swath across the island where Taino Indians collected gold nuggets from the river and later Columbus was first to systematically extract gold. Today the island is peppered with historical gold, silver and copper works. Some of these former sites have been explored and resulted in major discoveries; while others have yet to be investigated.

•                     There have been some major and significant mineral discoveries in the Dominican Republic.

•                     The Dominican Republic is a democratic country with similar political structure to USA. Santo Domingo is a modern bustling city with all the amenities and technologies of its US counterparts. Following recent presidential elections, the new republican president installed his cousin Mr. Alexander Medina (Former Falconbridge executive) as the new Director of the Mining Management Office and Mr. Lisandro Lembert as Vice-Minister of Mines and Energy. Both appointments have been received well by the mining sector and both are making significant improvements to their respective agencies.

•                     The Company has precious and base metal Claims in the heart of the mineral rich geology, an agile exploration team with many years of local experience, a pipeline of highly prospective Claims, close ties with many community leaders, and field efforts supported by seasoned financial consultants.

•                     Our officers and directors include experienced and respected executives with experience in the junior mining industry.

•                     The Company has been financed to get it through its first stage of development.

Sources of Available Land for Mining and Exploration

Much of the desirable land for mining and exploration in the Dominican Republic has been claimed by international mining companies.

The Alexia Claim totals 2,775 mining hectares. The Walter Claim totals 200 mining hectare. The Maria Claim totals 1,486 mining hectares. The Henry Claim totals 1,900 mining hectares. The Francesca Claim totals 2,120 mining hectares. The Eliza Claim totals 243.75 mining hectares. The Nathaniel Claim totals 475 mining hectares. The Richard Claim has 200 mining hectares. The Charles Claim has 278 mining hectares.

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

The legal framework that governs mining operations in the Dominican Republic is comprised of the following legal provisions: the Constitution of the Dominican Republic, and the various laws of the mining operations of the Dominican Republic, herein referred to as the “Law”; Law No. 146 of 1971, also known as the Dominican Mining Law, and its regulation for enforcement; and presidential decrees (Decree No. 613-00, regarding the creation of the National Council for Mining Development; Decree No. 839-00 dated 26 September 2000, regarding the declaration of mining as an activity of the highest priority of the Dominican state, thereby instructing the Corporate Mining Authority to enter into certain agreements regarding the development of certain mining sectors of the country; and Decree No. 947-01 dated 19 September 2001, regarding the creation of Industrial mining parks for whom the tax incentives of the Dominican Industrial Free Zone Law No. 8-90 are extended to). Law No. 123-71, along with its regulation of enforcement, also regulates certain mining activities, namely the extraction of sand, gravel, chippings, rocks and similar materials.

As in most nations, the Constitution of the Dominican Republic is the general framework that establishes broad norms for the functioning of the state. The Constitution enshrines the protection of property and the inviolability of such in article 51. However, article 17 of the same sets forth that "mining and hydrocarbon deposits and, in general, all non-renewable resources, may only be explored or exploited by private parties, under sustainable environmental criterion, in accordance with concessions, agreements, licenses, permits or quotas, under the conditions determined by law". Thus, any person seeking to undertake mining operations in the Dominican Republic must take into account that the Dominican state is a necessary participant in any mining operation, and that the property of the minerals is that of the state, although the entity awarded with a concession has the right to profit from the extracted minerals. Property of the state, as may be construed from the provisions set forth in Law No. 146's Regulation for Application refers to the mineral reserve, and not the extracted minerals which belong to the concessionaire. The Dominican Mining Law No. 146 of 4 June 1971, which we refer to as Law 146, is the legislation currently in force in the Dominican Republic relating to the exploration and exploitation of mining materials. The Law is complemented by its Regulation for enforcement number 207-98 of 3 June 1998, which clarifies certain aspects of the Law and establishes specific administrative processes in order to implement the norms contained in the Law.

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

Law 146 recognizes two distinct types of concessions that may be granted by the state: concessions for the exploration of mining materials; and concessions for the mining itself or exploitation of the mining materials. Article 17 allows additionally, the creation of 'fiscal reserves' by the executive branch, within a determined mining zone, and following such creation, allow the exploration and evaluation of mining sources, and allow exploitation activities through special contracts. The process of obtaining a mining concession is relatively straightforward, and is contained in articles 143 through 176 of Law 146, as well as certain other provisions of Regulation 207-98. In summary, the entity interested in mining a piece of land must fulfill the requirements established by Law 146, Regulation 207-98, and those of the General Mining Directorate. The General Mining Directorate then either approves the concession or rejects it. If approval is granted, the Ministry of Industry and Commerce proceeds to issue a resolution authorizing the concession. The General Mining Directorate also grants any and all rights of passage and rights of use of the land of third parties once the concession is granted, notwithstanding if the permit is granted either for exploration purposes or for mining operations. If a foreign entity seeks to receive a concession for exploration purposes only, then it is allowed to do so as a foreign entity, though it must prove its existence to the General Mining Directorate through the filing of certain documents. However, the Law expressly establishes that foreign entities that seek mining (or exploitation) concessions must do so through the incorporation of a Dominican company fulfilling all the requirements under Dominican law. Nevertheless, if the foreign entity had begun exploration operations as such, and requested the granting of a mining concession, while the incorporation of the Dominican company is being undertaken, the foreign entity may initiate mining activities. The concession granted is intuitu personae, and consequently, may not be assigned without prior written approval from Ministry of Industry and Commerce.

Pursuant to the provisions of Law No. 146, a mining concession gives the exclusive right over all substances found within the perimeter thereof, to explore, exploit or develop such substances in accordance with the provisions of applicable laws.

Among the obligations of the holder of a concession are the following, which may be construed as covenants to maintain its concession:

•                     Protection of life and health of the workers;

•                     Submission of semi-annual progress and annual operation reports;

•                     Compliance with environmental standards;

•                     Payment of annual patents, royalty fees and income taxes;

•                     keeping of legal accounting books in accordance with applicable accounting rules;

•                     Execution of works in accordance to methods and techniques avoiding damages to the landowner and to the adjoining concessionaires; and

•                     Starting the works within six months after the date of the granting of the concession, under sanction of forfeiture.

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

In addition to the requirements for the obtainment of a mining concession there is also a requirement for an Environmental License. The applicant must file a preliminary application and if approved will require amongst other things an environmental impact study. Article 38 of Law 64-00 establishes the process of environmental evaluation, in order to prevent, control and mitigate the impacts over the environment and natural resources caused by works, projects and other activities. This evaluation is pursued in accordance with the following instruments:

•                     Environmental impact statement (DIA in Spanish);

•                     Strategic evaluation impact;

•                     Study of environmental impact;

•                     Environmental report;

•                     Environmental license;

•                     Environmental permit;

•                     Environmental audits; and

•                     Public consultation.

According to Law 64-00, any project which in nature entails a substantial alteration to the environment in which it is to be developed, shall follow an evaluation process, be it for the obtainment of an environmental permit or license, as the case may be, depending on the magnitude of the effects that the project may cause, destined to the prevention of negative impacts to the environment and natural resources. The criterion for the determination of whether a project requires an environmental license or an environmental permit is established by the Ministry of Environment and Natural Resources. Environmental permits and licenses must comply with the program from the environmental management and adaptation (PMAA in Spanish), which shall be executed by the person in charge of the activity or project, establishing the criteria to pursue such program and observe its terms. It is noteworthy that the environmental permits and licenses compel the beneficiary of the same to: assume the administrative, civil and criminal liabilities for the damages caused to the environment and natural resources; observe the provisions of the regulations and rulings in force; execute the PMAA; and allow the environmental control by the competent authorities. The Ministry of Environment and Natural Resources shall pursue audits for environmental evaluation. In order to assure compliance with the environmental license and permit, regarding the PMAA, the person in charge of the project must provide a compliance bond for an amount equivalent to 10 per cent of the total costs of the physical works or investments that are required to comply with the PMAA. The Ministry of Environment and Natural Resources will have a public record of the environmental permits and licenses granted, as well as the individuals or corporations that are punished under an administrative or judicial action. For the purpose of regulating the issuance of environmental permits and licenses, the Ministry of Environment and Natural Resources issued the Regulation for the System of Environmental Permits and Licenses as of June 2004, (the Regulation). According to the Regulation, projects and establishments that at the moment of its enforceability were already operating were required to initiate the relevant process for compliance with Law 64-00, in accordance with the procedure established for environmental permits for existing establishments or projects. These installations will have a term of one year after the issuance of the Regulation to complete the process of obtainment of the environmental permit, except in the event it is evidenced that such establishments or projects constitute an imminent danger to the health and security of people or the conservation of the ecosystem. In this latter case, the Ministry of Environment and Natural Resources will decide the conditions for the operation of the establishments or projects or will order their cease in operations. The type of study required for existing establishments or projects is an environmental report, which is the result of a multidisciplinary diagnosis, which describes the project and its main impacts, from an environmental and socio-economic perspective, and identifies the relevant mitigating measures, by means of the creation of the PMAA for the same.

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

Legal Proceedings

We know of no material pending legal proceedings to which our Company is a party or of which any of our property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our Company, or any registered or beneficial stockholder of our Company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our Company or has a material interest adverse to our Company.

Item 1A.                Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B.                Unresolved Staff Comments

None.

Item 2.   Properties

Headquarters and Administration Offices

We maintain our statutory registered agent's office at State Agent and Transfer Syndicate, Inc., 112 N. Curry Street, Carson City, Nevada 89703 and our business office is located atAvenida Sarasota No. 20, Torre Empresarial AIRD Local 1103, La Julia, Santo Domingo, Dominican Republic. This is also our mailing address. Our telephone number is (809) 535-9443. We are currently renting office space owned by Boyter Island Property Inc., where they are also a tenant. Boyter leases us office space on a contractual agreement basis. We have entered into a month to month rental contract for $175.00 plus taxes. We have also secured a larger office facility in a central location utilizing about 1,000 sqft from the first floor of the home of our Chief Executive Officer, dedicated specifically to act as the Company’s corporate head office.

Mineral Claims

The nine Dominican exploration concession applications were acquired from Gexplo SRL by mineral property acquisition agreements and an amendment to the mineral property acquisition agreements as follows: (1) Alexia was acquired on July 30, 2012, pursuant to the Acquisition Agreement, dated July 30 2012 and amended on October 12, 2013;  (2) Walter and Maria were acquired on September 17, 2012, pursuant to the Company’s right of first refusal in the Acquisition Agreement; Henry, Francesca, Kato (formerly Eliza), and Nathaniel, were acquired on October 12, 2012 pursuant to Amendment No. 1 to the Acquisition Agreement, dated October 12, 2012; (3) Richard was acquired on March 25, 2013 pursuant to the Richard Acquisition Agreement, dated March 25, 2013; (4) and Charles was acquired on April 3, 2013, pursuant to the Charles Acquisition Agreement, dated April 3, 2013.

Each claim, date of acquisition, the agreement pursuant to which such claim was acquired, and its corresponding exhibit number under  “Item 15. Exhibits” are as follows:

Claim	Date Acquired	Acquisition Agreement/Amendment	Exhibit No.
Alexia	July 30, 2012	Mineral Property Acquisition Agreement, dated July 30, 201, by and between Santa Pita Corporation, Gexplo, SRL., and Rosa Habeila Feliz Ruiz	10.7 (1)
Walter	September 17, 2012	Mineral Property Acquisition Agreement, dated July 30, 201, by and between Santa Pita Corporation, Gexplo, SRL., and Rosa Habeila Feliz Ruiz	10.7 (1)

Maria	September 17, 2012	Mineral Property Acquisition Agreement, dated July 30, 201, by and between Santa Pita Corporation, Gexplo, SRL., and Rosa Habeila Feliz Ruiz	10.7 (1)
Henry	October 12, 2012	Amendment No. 1 to Mineral Property Acquisition Agreement, dated October 12, 2012, by and between Santa Pita Corporation, Gexplo, SRL., and Rosa Habeila Feliz Ruiz	10.9 (2)
Francesca	October 12, 2012	Amendment No. 1 to Mineral Property Acquisition Agreement, dated October 12, 2012, by and between Santa Pita Corporation, Gexplo, SRL., and Rosa Habeila Feliz Ruiz	10.9 (2)
Kato (fka Eliza)	October 12, 2012	Amendment No. 1 to Mineral Property Acquisition Agreement, dated October 12, 2012, by and between Santa Pita Corporation, Gexplo, SRL., and Rosa Habeila Feliz Ruiz	10.9 (2)
Nathaniel	October 12, 2012	Amendment No. 1 to Mineral Property Acquisition Agreement, dated October 12, 2012, by and between Santa Pita Corporation, Gexplo, SRL., and Rosa Habeila Feliz Ruiz	10.9 (2)
Richard	March 25, 2013	Mineral Property Acquisition Agreement, dated March 25, 2013, by and between Santo Mining Corporation and Gexplo SRL	10.13 (3)
Charles	April 3, 2013	Mineral Property Acquisition Agreement, dated April 3, 2013, by and between Santo Mining Corporation and Gexplo SRL	10.13 (4)

(1)   Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2012

(2)   Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 19, 2012

(3)   Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013

(4)   Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2013

Surface Rights: According to Dominican mining law the surface rights owner or land owners have no rights to the sub-surface of minerals under their property. These are owned by the sovereign state who may grant concessions to explore and mine the sub-surface.  The Company has not acquired or contracted any of the surface rights at this time because the area of the exploration concession applications is vast and the cost would be prohibitive until such time as potential mineral resources have been confirmed. Access to the exploration concession application area to conduct surface exploration and geochemical sampling is generally granted by the individual owners. Should a viable mineral reserve be discovered, the area is usually a fraction of the entire exploration concession area, and only the mineralized area would need to be contracted and not the entire concession. Again it is extremely rare that surface exploration on the land of the individual owners be denied.

The countryside is mostly low production pastoral or mountain grazing land and agreements to purchase, lease or royalty contract this type of land is positively received. The Dominican Mining law requires the land owner is fairly compensated to the appraised value of the surface land even in the case of expropriation.

ALEXIA

Location: The “ALEXIA CLAIM”, is located in the province of Dajabon, in the municipalities of Dajabon and Partido, specifically in the sections Chaucey, La Gorra and Partido Arriba, covering Los Indios, Pueblo Nuevo, Hatico Viejo, El Junco, La Gallina, Tahuique and Charo located in the Dajabon 5874-I (11) and Loma de Cabrera 5874-II (19) topographical sheets,complying with the terms of mining law No. 146 and its regulations.  The Alexia Claim is located approximately 3.5 hours northwest of the capital city of Santo Domingo by car and immediately north of the town of Partido. The Alexia Claim has good asphalt paved road access and an internal network of graded clay roads. The total area covered by the exploration request is 2,775 mining hectares.

SantoMining

29
30
31
32
33
34
35
36
37
64
63
62
61
60
59
57
56
55

ALEXIA PROPERTY

PROVINCE OF DAJABON
NW DOMINICAN REPUBLIC
USGS MAPS DAJABON 5874-I &
LOMA DE CABRERA 5874-II
2,775 HA

Boundary: The ALEXIA Claim boundaries will follow the direction of the Universal Transverse Mercator (UTM) grid, on vertices with incoming and outgoing angles of 90o, according to that outlined in the following table:

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

Type of Ownership: One hundred percent (100%) of the Alexia exploration concession application was acquired by the Company from Gexplo SRL via a Mineral Property Acquisition Agreement dated July 30, 2012.  The property was duly transferred by way of the “Alexia Mining Concession Transfer Contract”. The transfer was signed and notarized on19 September 2012 and deposited at the Dominican Mining Office (DGM) registry office for recording on November 23, 2012, to be processed. .  The original transfer documents required the additional word “Application” in the document headings and were signed and notarized on 13th September 2013 and re-deposited at the Dominican Mining Office (DGM) registry office for recording on 13th Nov 2013 to be processed.

Claim Rights: In the Dominican Republic mineral rights are obtained by filing a 30 day claim with the DGM. During this 30 day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25 year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.   All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc.

Type of Claim or Rights: Alexia is classified as an exploration concession application and is in the final stages of processing at the DGM. The Alexia exploration concession is prospective for both placer and lode exploration. Some preliminary scoping and sampling has been performed by a Santo Mining geologist.

Claim Identification: The Alexia exploration concession application was first registered at DGM by Gexplo SRL, the prior owner, on 3 August 2010 and is identified solely by its name “Alexia”.

Claim Status at DGM: Completed and remaining processes in order to grant the exploration concession:

•                     DGM Correction Letters from Legal, Auditing and Surveying: All Completed.

•                     Two Public Notices of Claim Application in National Newspaper: Completed.

•                     Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant required to check monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•                     Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete 3-6 months. No Cost.

•                     Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete 6-12 months.  Cost/Official Fee $1,220.

It is noted that there has been historical backlog in processing exploration concession applications and claim transfers at DGM. Recently the mining sector has seen general improvements in processing under the new DGM leadership together with a departmental budget increase, staff changes and more efficient methods.

Work Completed and Condition: In 2012 the Santo Mining exploration team conducted a reconnaissance survey and preliminary stream sediment geochemical stream sediment survey of the 2,775 hectare area. Later in 2012 a second reconnaissance of the area was conducted by geologist Salvador Brouwer. To date 12 stream sediment samples have been collected which were bagged, tagged, sealed and delivered to secure storage in Santo Domingo. 8 samples were delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped. The processed samples were then sent to Acme Labs in Vancouver Canada (an ISO 9001 accredited facility) where they were crushed to 80% passing 2mm and split using a riffle splitter. A 250 gram sub-sample split was crushed to minus 200 mesh (74µ) and a 15 gram sub-split from the resulting pulp was then subjected to aqua regia digestion and multi-element ICP-MS analysis. The unused splits were returned to Santo Domingo for storage. The streams proved to be contaminated and no anomalies were identified. The exploration team plans to return to the area in 2013 for more detailed exploration.

Geology: The Alexia Claim area is dominated mainly by tonalitic intrusives of upper Jurassic to lower Cretaceous age and by Dioritic and Gabbroic intrusive of similar age to the Tonalites. Both intruded the Duarte Complex and are in tectonic contact with rock of the upper Cretaceous Tireo Formation. This Tireo volcanic are present in the Concession in elongated NW-SE narrow strips in tectonic contact with the intrusives. A tectonized sliver of ultramafic rocks seems to allochthonous to the area probably pushed up to its present location by trusting. Younger rocks of Cercado Fm. and the Bulla conglomerates occupy the Southwestern corner of the Concession.

Total Costs to Date & Future Cost: Costs to date are: Manpower $6,000, Logistics and Equipment $3,300, Acme Labs $650, Overhead $5,300. Total Costs to Date: $15,250. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 1,200 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $210,000.

Utilities and Infrastructure: Electrical service and water are available throughout the property. The exploration area is either hilly pastoral to remote mountainous laced with extensive drainage system of rivers and streams interspersed with ponds and small lakes all of which can be used for future core drilling and supply various processes.  There is an extensive electrical power grid in Dominican and or a mining operation would generate its own electrical power.

Disclosure: At this time the Alexia property is without known reserves and the proposed program is exploratory in nature.

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

Stratigraphy - Maimón Formation – Owes its name to the Maimón village mapped by Bowin (1960, 1966). Mercier de Lepinay (1987), and Boisseau (1987) explain this formation as an integral part of the metamorphic base of the island. The Maimón formation is presented as a band of some 300 km in length and between 5 and 15 km wide that extends in a NW-SE direction. The Maimón schists form the northern flank of the Metamorphic Intermediate Belt (Bowin, 1960, 1966) and by extension, of the Central Mountain Range.

Geologic map of the Walter Claim: From a lithological point of view, this unit consists of a group of schistose rocks, predominantly volcanic with sedimentary interspersing, that present a variable grade of deformation and metamorphism. The chemical analyses of representative lithology’s range from basaltic to cuarzoqueratóficas compositions. All are highly related to Fe/Mg and with low K content. This formation is separated in the south from the Loma Caribe and Peralvillo Sur formations by a band of mylonites that are considered associated to a transpressive fault, and separated in the north from the Los Ranchos formation (that have as a sedimentary cover incongruous with the Hatillo and Las Lagunas formations) by the Hatillo thrusting. This formation small to large sized diorite bodies intrusions, principally in its southern area, without encountering foliation of these intrusions. Most of the surface is covered by quaternary fluvial sediments with numerous rock outcrops in the five creeks that meander through the area.  The sediments are estimated to be 10 deep and the underlying bedrock is Maimón Schist, a bimodal metalvolcanic formation.  Foliation is well developed and hydrothermal alterations were observed in The Lajas and Guaré creeks. On the banks of the Guaré Creek exits the remains of a Colonial Spanish Smelter where copper carbonates were observed probably originating from ore mined at the Loma La Mina deposit, 2 km north. According to Brouwer this concession has considerable potential of finding Volcanogenic Massive Sulfide (VMS) deposits.

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

Fig. No.5.- Principal mining deposits next to the Walter concession

Type of Ownership: One hundred percent (100%) of the Walter exploration concession application was acquired by Santo Mining Corp. from Gexplo SRL via a Mineral Property Acquisition Agreement dated September 17, 2012.  The property was duly transferred by way of the “Walter Mining Concession Transfer Contract”. The transfer was signed and notarized on19 September 2012 and deposited at the Dominican Mining Office (DGM) registry office for recording on November 23, 2012, to be processed. .  The original transfer documents required the additional word “Application” in the document headings and were signed and notarized on 13th November 2013 and re-deposited at the Dominican Mining Office (DGM) registry office for recording on 13th Nov 2013 to be processed.

Claim Rights: In the Dominican Republic mineral rights are obtained by filing a 30 day claim with the DGM. During this 30 day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25 year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.  All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc.

Type of Claim or Rights: Walter is classified as an exploration concession application and is in the final stages of processing at the DGM. The claim is prospective for both placer and lode exploration. Some preliminary scoping and sampling has been performed by a Santo Mining geologist.

Claim Identification: The Walter exploration concession application was first registered at DGM by Gexplo SRL, the prior owner, on October 5, 2010 and is identified solely by its name “Walter”.

Claim Status at DGM: Completed and remaining processes in order to grant the exploration concession:

•         DGM Correction Letters from Legal, Auditing and Surveying: All Completed.

•         Two Public Notices of Claim Application in National Newspaper: Completed.

•         Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant is required to check monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete 3-6 months. No Cost.

•         Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete 6-12 months.  Cost/Official Fee $1,220.

It is noted that there has been historical backlog in processing exploration concession applications and claim transfers at DGM. Recently the mining sector has seen general improvements in processing under the new DGM leadership together with a departmental budget increase, staff changes and more efficient methods.

Work Completed and Condition: Since September 2012 the Santo Mining exploration team has conducted a series of surface geochemical survey of the 200 hectare area of the Walter Exploration Concession Application. Preliminary reconnaissance was conducted by geologist Salvador Brouwer who collected rock and sediment samples at confluences and exit points. Later he supervised an active stream sediment sampling expedition conducted by geologist Professor Luz Iris Contreras who sampled the entire concession drainage basin at 100 meter spacing. Beginning in early 2013 staff geologist Elpidio Moronta assisted by seasoned gold scout Ramoncito Vasquez conducted a series of geochemistry soil sampling surveys starting on a 100 m grid and ending on a 25 m grid in areas anomalous for precious and base metals. To date over 350 samples have been collected and 300 bagged, tagged, sealed and delivered to secure storage in Santo Domingo. A total of 251 samples were delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped. The processed samples were then sent to Acme Labs in Vancouver Canada (an ISO 9001 accredited facility) where they were crushed to 80% passing 2mm and split using a riffle splitter. A 250 gram sub-sample split was crushed to minus 200 mesh (74µ) and a 15 gram sub-split from the resulting pulp was then subjected to aqua regia digestion and multi-element ICP-MS analysis. The unused splits were returned to Santo Domingo for storage. Several potential precious and base metal anomalies were identified from the suite Acme analyses and shallow diamond core drill targets have been defined.

Total Costs to Date & Future Cost: Costs to date are: Manpower $29,000, Logistics and Equipment $6,000, Acme Labs Analysis 8,800.00, Overhead 15,000. Total Costs to Date: $58,800. Budget estimate to complete geophysical investigation/interpretation, 2,000 meters shallow drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $155,000.

Utilities and Infrastructure: Electrical service and water are available throughout the property. The exploration area is either hilly pastoral to remote mountainous laced with extensive drainage system of rivers and streams interspersed with ponds and small lakes all of which can be used for future core drilling and supply various processes.  There is an extensive electrical power grid in Dominican and or a mining operation would generate its own electrical power.

Disclosure: At this time the Walter property is without known reserves and the proposed program is exploratory in nature.

MARIA

Location and Access: The Maria Claim is situated in the central region of the Dominican Republic, located between the La Vega and Monseñor Nouel provinces in the municipalities of Jima Abajo, La Vega and Bonao. The Claim is located in the area of the village of Rincón and can be found in the Fantino USGS Topographic Map number 6173-II, on a scale of 1:50,000. The boundaries are defined by the UTM (19Q): 2011000 - 2016000 North and 348000 - 352000 East coordinates. The total area covered by the exploration request is 1,486 mining hectares.

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

Local Geology: The Maria Exploration Claim is located in the extreme northwest of the Intermediate Belt; the NW-SE alignments are products of transpressive movements, between the Maimón and Loma Caribe formations. In the Claim area, the principal outcroppings are rocks from the Maimón formation. In Maria the principal outcroppings are rocks from the Maimón formation. The Maimón formation is presented as a band of some 300 km in length and between 5 and 15 km wide that extends in a NW-SE direction. The Maimón schists form the northern flank of the Metamorphic Intermediate Belt (Bowin, 1960, 1966) and by extension, of the Central Mountain Range. From a lithological point of view, this unit consists of a group of schistose rocks, predominantly volcanic with sedimentary interspersing, that present a variable grade of deformation and metamorphism. The chemical analyses of representative lithologies range from basaltic to quartz compositions. All are highly related to Fe/Mg and with low K content. The area of the Intermediate Belt can be considered favorable land for the occurrence of two types of metallic mineralization including Au, Ag, Cu, Zn, and Fe according to their origin: a) Mineralization related to the end of the volcanism of the Island Arc. These mineralizations are located in the Maimón and Los Ranchos formations, presenting generally as disseminated sulfide complexes, with variable proportions of elements Au, Ag, Cu, Zn, and Fe; associated with these elements are silica and sulfur as final products of a magmatic differentiation by chemical affinity. Corresponding to this group would be the Pueblo Viejo deposit and b) in second place, the existing mineralization in the Maimón formation is considered, with evidence at Cerro Maimón and Loma Potrero.

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

Type of Ownership: One hundred percent (100%) of the Maria exploration concession application was acquired by Santo Mining Corp. from Gexplo SRL via a Mineral Property Acquisition Agreement dated September 17, 2012.  The property was duly transferred by way of the “Maria Mining Concession Transfer Contract”. The transfer was signed and notarized on19 September 2012 and deposited at the Dominican Mining Office (DGM) registry office for recording on November 23, 2012, to be processed. .  The original transfer documents required the additional word “Application” in the document headings and were signed and notarized on November 13, 2013 and re-deposited at the Dominican Mining Office (DGM) registry office for recording on November 13, 2013 to be processed.

Claim Rights: In the Dominican Republic mineral rights are obtained by filing a 30 day claim with the DGM. During this 30 day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25 year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.   All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc..

Type of Claim or Rights: Maria is classified as an exploration concession application and is in the final stages of processing at the DGM. The claim is prospective for both placer and lode exploration. Some preliminary scoping and sampling has been performed by a Santo Mining geologist.

Claim Identification: The Maria exploration concession application was first registered at DGM by Gexplo SRL, the prior owner, on 5 October 2010 and is identified solely by its name “Maria”.

Claim Status at DGM: Completed and remaining processes in order to grant the exploration concession:

•         DGM Correction Letters from Legal, Auditing and Surveying: All Completed.

•         Two Public Notices of Claim Application in National Newspaper: Completed.

•         Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant required to check monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete 3-6 months. No Cost.

•         Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete 6-12 months.  Cost/Official Fee $1,220.

It is noted that there has been historical backlog in processing exploration concession applications and claim transfers at DGM. Recently the mining sector has seen general improvements in processing under the new DGM leadership together with a departmental budget increase, staff changes and more efficient methods.

Work Completed and Condition: In 2012 the Santo Mining Exploration team conducted a reconnaissance survey of the 1,400 hectare area. A new geological chart by Spanish Geological & Mining Institute (IGME) has been received. The exploration team plans to return to the area in 2014 for detailed exploration.

Total Costs to Date & Future Cost: Costs to date are: Manpower $1,650, Logistics and Equipment $1,100, Overhead $2,100. Total Costs to Date: $4,850. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 1,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $178,000.

Utilities and Infrastructure: Electrical service and water are available throughout the property. The exploration area is either hilly pastoral to remote mountainous laced with extensive drainage system of rivers and streams interspersed with ponds and small lakes all of which can be used for future core drilling and supply various processes.  There is an extensive electrical power grid in Dominican and or a mining operation would generate its own electrical power.

Disclosure: At this time the Maria Claim is without known reserves and the proposed program is exploratory in nature.

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

Henry Geological Map

Geology: In Henry the principal outcroppings are rocks from the Maimón formation. The Maimón formation is presented as a band of some 300 km in length and between 5 and 15 km wide that extends in a NW-SE direction. The Maimón schists form the northern flank of the Metamorphic Intermediate Belt (Bowin, 1960, 1966) and by extension, of the Central Mountain Range. From a lithological point of view, this unit consists of a group of schistose rocks, predominantly volcanic with sedimentary interspersing, that present a variable grade of deformation and metamorphism. The chemical analyses of representative lithologies range from basaltic to quartz compositions. All are highly related to Fe/Mg and with low K content.The area of the Intermediate Belt can be considered favorable land for the occurrence of two types of metallic mineralization including Au, Ag, Cu, Zn, and Fe according to their origin: a) Mineralization related to the end of the volcanism of the Island Arc. These mineralizations are located in the Maimón and Los Ranchos formations, presenting generally as disseminated sulfide complexes, with variable proportions of elements Au, Ag, Cu, Zn, and Fe; associated with these elements are silica and sulfur as final products of a magmatic differentiation by chemical affinity. Corresponding to this group would be the Pueblo Viejo deposit and b) In second place, the existing mineralization in the Maimón formation is considered, with evidence at Cerro Maimón and Loma Potrero. These deposits correspond to the mineralization model in massive submarine basalts of the MORB type with associated sulfides.  Mainly in the Maimón formation, there appear diverse stratiformic bodies of massive sulfides with appreciable longitudinal development, and are related to acidic volcaniclastic rocks in the intermediate. They are of a pyritic composition and have Cu as a main substance of economic interest, with variable concentrations of Au, Au and Zn; the Pb tends to be very scarce. They usually develop a hydrothermal alteration which is fundamentally of the silicification-chloritization type, though they also present phenomena of sericitization, coinciding with the general characteristics of hydrothermal alteration of these mineralizations. Copper distribution is encountered in the Maimon formation, while the Los Ranchos formation shows lower sources of copper. Part of the distribution patterns of copper are due to overlapping of deposits responses. This explains content in large areas that exceed 100 ppm of Cu.

Type of Ownership: One hundred percent (100%) of the Henry exploration concession application acquired by the Company from Gexplo SRL via a Mineral Property Acquisition Agreement dated October 12, 2012.  The property was duly transferred by way of the “Henry Mining Concession Transfer Contract”. The transfer was signed and notarized on 10 October 2012 and deposited at the Dominican Mining Office (DGM) registry office for recording on November 23, 2012, to be processed. .  The original transfer documents required the additional word “Application” in the document headings and were signed and notarized on November 13, 2013 and re-deposited at the Dominican Mining Office (DGM) registry office for recording on November 13, 2013 to be processed.

Claim Rights: In the Dominican Republic mineral rights are obtained by filing a 30 day claim with the DGM. During this 30 day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25 year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.   All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc.

Type of Claim or Rights: Henry is classified as an exploration concession application and is in the final stages of processing at the DGM. The claim is prospective for both placer and lode exploration. Some preliminary scoping and sampling has been performed by a Santo Mining geologist.

Claim Identification: The Henry exploration concession application was first registered at DGM by Gexplo SRL, the prior owner, on January 4, 2012 and is identified solely by its name “Henry”.

Claim Status at DGM: Completed and remaining processes in order to grant the exploration concession:

•         DGM Correction Letters from Legal, Auditing and Surveying: All Completed.

•         Two Public Notices of Claim Application in National Newspaper: Waiting for DGM to issue the draft of a Declaration of the concession inviting public comment. The applicant is required to provide certification that the declaration was published twice over a period of not less than days inviting public comments or objections. Cost approximately $250.

•         Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant required to check monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete 3-6 months. No Cost.

•         Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete 6-12 months.  Cost/Official Fee $1,220.

It is noted that there has been historical backlog in processing exploration concession applications and claim transfers at DGM. Recently the mining sector has seen general improvements in processing under the new DGM leadership together with a departmental budget increase, staff changes and more efficient methods.

Work Completed and Condition: In 2012 the Santo Mining exploration team conducted a reconnaissance survey of the 1,990 hectare area. To date no systematic exploration has been undertaken. The exploration team plans to return to the area in 2014 for detailed exploration.

Utilities and Infrastructure: Electrical service and water are available throughout the property. The exploration area is either hilly pastoral to remote mountainous laced with extensive drainage system of rivers and streams interspersed with ponds and small lakes all of which can be used for future core drilling and supply various processes.  There is an extensive electrical power grid in Dominican and or a mining operation would generate its own electrical power.

Disclosure: At this time the Francesca property is without known reserves and the proposed program is exploratory in nature.

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

Type of Ownership: One hundred percent (100%) of the Francesca exploration concession application was acquired by Santo Mining Corp. from Gexplo SRL via a Mineral Property Acquisition Agreement dated October 12, 2012.  The property was duly transferred by way of the “Francesca Mining Concession Transfer Contract”. The transfer was signed and notarized on 19 September 2012 and deposited at the Dominican Mining Office (DGM) registry office for recording on November 23, 2012, to be processed. .  The original transfer documents required the additional word “Application” in the document headings and were signed and notarized on November 13, 2013 and re-deposited at the Dominican Mining Office (DGM) registry office for recording on November 13, 2013 to be processed.

Claim Rights: In the Dominican Republic mineral rights are obtained by filing a 30 day claim with the DGM. During this 30 day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25 year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.   All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc.

Type of Claim or Rights: Francesca is classified as an exploration concession application and is in the final stages of processing at the DGM. The claim is prospective for both placer and lode exploration. Some preliminary scoping and sampling has been performed by a Santo Mining geologist.

Claim Identification: The Francesca exploration concession application was first registered by Gexplo SRL, the prior owner, at DGM on June 14, 2012 and is identified solely by its name “Francesca”.

Claim Status at DGM: Completed and remaining processes in order to grant the exploration concession:

•         DGM Correction Letters from Legal, Auditing and Surveying: All Completed.

•         Two Public Notices of Claim Application in National Newspaper: Waiting for DGM to issue the draft of a Declaration of the concession inviting public comment. The applicant is required to provide certification that the declaration was published twice over a period of not less than days inviting public comments or objections. Cost approximately $250.

•         Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant required to check monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete 3-6 months. No Cost.

•         Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete 6-12 months.  Cost/Official Fee $1,220.

It is noted that there has been historical backlog in processing exploration concession applications and claim transfers at DGM. Recently the mining sector has seen general improvements in processing under the new DGM leadership together with a departmental budget increase, staff changes and more efficient methods.

Work Completed and Condition: In 2012 the Santo Mining Exploration team conducted a reconnaissance survey of the 2,120 hectare area. Later in 2012 a second reconnaissance of the area was conducted by geologist Salvador Brouwer. The exploration team plans to return to the area in 2013 for detailed exploration.

Geology: Formation Amina-Maimon consisting of green schist, green chlorite schist, gneisses, sericites, metabasites and quartz-feldspar all of which can be associated with gold mineralization.

Total Costs to Date & Future Cost: Costs to date are: Manpower $1,500, Logistics and Equipment $1,450, Overhead $4,100. Total Costs to Date: $6,950. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 800 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $151,000.

Utilities and Infrastructure: Electrical service and water are available throughout the property. The exploration area is either hilly pastoral to remote mountainous laced with extensive drainage system of rivers and streams interspersed with ponds and small lakes all of which can be used for future core drilling and supply various processes.  There is an extensive electrical power grid in Dominican and or a mining operation would generate its own electrical power.

Disclosure: At this time the Francesca property is without known reserves and the proposed program is exploratory in nature.

KATO (Formerly ELIZA)

Location and Access: The KATO Claim is located in the province of Monsignor Nouel , in the municipality of Maimon, and San Ignacio de Sabaneta, in the section of Hato Viejo, and in the village of La Yautía, more precisely 1 km north of the town of  Maimón,  10 kms  east of  Piedra Blanca and approximately 45 minutes northwest of  the capital city of Santo Domingo. It has good asphalt paved road access and an internal network of graded clay roads.  It is found in the Moncion 5974-II (21) topographic maps. The base metal minerals are principally copper, lead, zinc and the precious metal minerals are gold and silver. The total are covered in exploration application is 243.75 mining hectares.

Boundary: The KATO Claim boundary will follow the cardinal direction of the UTM grid, on vertices with incoming and outgoing angles of 90 degrees, according to the description in the table below:

POINT OF BEGINNING	POINT OF ENDING	CARDINAL DIRECTION	DISTANCE (METERS)	UTM NORTH (FROM PP)	UTM EAST (FROM PP)
P.P	1	East	2	N2092610	E365748
1	2	South	110	N2092610	E365750
2	3	West	750	N2092500	E365750
3	4	North	250	N2092500	E365000
4	5	West	1,500	N2092750	E365000
5	6	North	1,000	N2092750	E363500
6	7	East	2,250	N2093750	E363500
7	1	South	1,140	N2093750	E365750

Type of Ownership: One hundred percent (100%) of the Kato (formerly Eliza) exploration concession application was acquired by Santo Mining Corp. from Gexplo SRL via a Mineral Property Acquisition Agreement dated October 12, 2012 Transfer Contract”. The transfer was signed and notarized on October 26, 2012 and deposited at the Dominican Mining Office (DGM) registry office for recording on November 23, 2012, to be processed. .  The original transfer documents required the additional word “Application” in the document headings and were signed and notarized on November 13, 2013, and re-deposited at the Dominican Mining Office (DGM) registry office for recording on November 13, 2013 to be processed.

Claim Rights: In the Dominican Republic mineral rights are obtained by filing a 30 day claim with the DGM. During this 30 day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25 year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.   All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc..

Type of Claim or Rights: Kato is classified as an exploration Concession application and is in the final stages of processing at the DGM. The claim is prospective for both placer and lode exploration. Some preliminary scoping and sampling has been performed by a Santo Mining geologist.

Claim Identification: The Kato exploration concession application was first registered at DGM by Gexplo SRL, the prior owner, on January 4, 2012 as “Eliza”, however the was another prior claim with the same name and now it is identified solely by its name “Kato”.

Claim Status at DGM: Completed and remaining processes in order to grant the exploration concession:

•         DGM Correction Letters from Legal, Auditing and Surveying: All Completed.

•         Two Public Notices of Claim Application in National Newspaper: Waiting for DGM to issue the draft of a Declaration of the concession inviting public comment. The applicant is required to provide certification that the declaration was published twice over a period of not less than days inviting public comments or objections. Cost approximately $250.

•         Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant required to check monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete 3-6 months. No Cost.

•         Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete 6-12 months.  Cost/Official Fee $1,220.

It is noted that there has been historical backlog in processing exploration concession applications and claim transfers at DGM. Recently the mining sector has seen general improvements in processing under the new DGM leadership together with a departmental budget increase, staff changes and more efficient methods.

Work Completed and Condition: In 2012 the Santo Mining Exploration team conducted a reconnaissance survey of the 243.75 hectare area. To date no exploration has been undertaken.  The exploration team plans to return to the area in 2014 for detailed exploration.

Geology: Placer with undetermined underlying bedrock.

Total Costs to Date & Future Cost: Costs to date are: Manpower $1,100 and Overhead $2,100. Total Costs to Date: $3,200. Budget estimate to complete geophysical investigation / interpretation, 300m trenching, 1,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $158,000.

Utilities and Infrastructure: Electrical service and water are available throughout the property. The exploration area is either hilly pastoral to remote mountainous laced with extensive drainage system of rivers and streams interspersed with ponds and small lakes all of which can be used for future core drilling and supply various processes.  There is an extensive electrical power grid in Dominican and or a mining operation would generate its own electrical power.

Disclosure: At this time the Kato property is without known reserves and the proposed program is exploratory in nature.

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
Loma del Medio
Monción

2148000N

274000E

"NATHANIEL"

CONCESION DE EXPLORACION METALICA
PROVINCIAS: SANTIAGO Y SANTIAGO RODRIGUEZ
SOLICITANRE: GEXPLO S.R.L.
SUPERFICIE: 475 HA
FECHA: AGOSTO 2012

SantoMining

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

Type of Ownership: One hundred percent (100%) of the Nathaniel exploration concession application was acquired by Santo Mining Corp. from Gexplo SRL via a Mineral Property Acquisition Agreement dated October 12, 2012.  The property was duly transferred by way of the “Nathaniel Mining Concession Transfer Contract”. The transfer was signed and notarized on19 September 2012 and deposited at the Dominican Mining Office (DGM) registry office for recording on November 23, 2012, to be processed. .  The original transfer documents required the additional word “Application” in the document headings and were signed and notarized on November 13, 2013 and re-deposited at the Dominican Mining Office (DGM) registry office for recording on November 13, 2013 to be processed.

Claim Rights: In the Dominican Republic mineral rights are obtained by filing a 30 day claim with the DGM. During this 30 day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25 year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.   All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc.

Type of Claim or Rights: Nathaniel is classified as an exploration concession application and is in the final stages of processing at the DGM. The claim is prospective for both placer and lode exploration. Some preliminary scoping and sampling has been performed by a Santo Mining geologist.

Claim Identification: The Nathaniel exploration concession application was first registered at DGM by Gexplo SRL, the prior owner, on June 14, 2012 and is identified solely by its name “Nathaniel”.

Claim Status at DGM: Completed and remaining processes in order to grant the exploration concession:

•         DGM Correction Letters from Legal, Auditing and Surveying: All Completed.

•         Two Public Notices of Claim Application in National Newspaper: Waiting for DGM to issue the draft of a Declaration of the concession inviting public comment. The applicant is required to provide certification that the declaration was published twice over a period of not less than days inviting public comments or objections. Cost approximately $250.

•         Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant required to check monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete 3-6 months. No Cost.

•         Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete 6-12 months.  Cost/Official Fee $1,220.

It is noted that there has been historical backlog in processing exploration concession applications and claim transfers at DGM. Recently the mining sector has seen general improvements in processing under the new DGM leadership together with a departmental budget increase, staff changes and more efficient methods.

Work Completed and Condition: In 2012 the Santo Mining Exploration team conducted a reconnaissance survey of the 475 hectare area. Later in 2012 a second reconnaissance of the area was conducted by geologist Salvador Brouwer. The village of Bulla has a long history of gold panning and placer gold mining. In the 1950’s a former director of mining operated a successful alluvial gold mine on the banks and terraces of the Mao River. A recent study by the prestigious Spanish Geological and Mining Institute lists Bulla as a “Place of Geological Interest” where during decades past it was renowned for panning gold in the sands of the River Mao terraces.” The exploration team plans to return to the area in 2014 for detailed exploration.

Geology: Formation Bulla, Magua and Amina-Maimon consisting of green chlorite schist and sericites both of which can be associated with gold mineralization.

Total Costs to Date & Future Cost: Costs to date are: Manpower $1,500, Logistics and Equipment $1,450, Overhead $4,100. Total Costs to Date: $6,950. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 800 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $151,000.

Utilities and Infrastructure: Electrical service and water are available throughout the property. The exploration area is either hilly pastoral to remote mountainous laced with extensive drainage system of rivers and streams interspersed with ponds and small lakes all of which can be used for future core drilling and supply various processes.  There is an extensive electrical power grid in Dominican and or a mining operation would generate its own electrical power.

Disclosure: At this time, the Nathaniel property is without known reserves and the proposed program is exploratory in nature.

RICHARD

Location: The Richard claim is located 12 kms northeast of the town of Maimon  and 15 km South of Cotui, near the village of Las Lagunas in the province of Sanchez Ramirez, Dominican Republic.  Access is excellent with paved 2 lane road. Travel time to Santo Domingo the Capital is 50 minutes. It is located in the topographical map Zambrana (Hatillo) #6172-I (55) complying with the terms of the mining law #146 and its regulations.

The total area of the exploration application is 220 mining hectares.

The PP is located 56.35 metros distance in the magnetic direction S41o-00’E from the PR. This PP is identified on the ground by a concrete monument with the initials “PP” and with a partially buried two inch diameter PVC tube filled with concrete. The PP is located at the UTM Coordinates UTM N2091800 y E381000 (Datum NAD27).

The PR is identified on the ground in the same manner as the PP and is located at the coordinates UTM N2091835 y E380950 (Datum NAD27).

The PR has been connected the Three (3) visuals with landmarks on the ground with the initials V1, V2, y V3 in the following manner:

FROM	TO	MAGNETIC DIRECTION	DISTANCE (METERS)	DIRECT POSITIVE ANGLE
PR	PP=A	S41[o]-00’E	56.35	00’-00”
PR	V1	S22[o]-00’E	24.10	19’-00”
PR	V2	S15[o]-00’W	14.10	56’-00”
PR	V3	N87 [o]-00’W	19.75	134’-00”

The Richard Claim boundaries will follow the direction on the Universal Mercator (UTM) grid, on vertices with incoming and outgoing angles of 90%, according to that outlined in the following:

FROM POINT	TO POINT	CARDINAL DIRECTION	DISTANCE METERS	UTM NORTH (FROM POINT)	UTM EAST (FROM POINT)
PP=A	B	South	535	N2091800	E381000
B	C	East	1,000	N2091300	E381000
C	D	South	300	N2091300	E382000
D	E	West	3,000	N2091000	E382000
E	F	North	500	N2091000	E379000
F	G	East	200	N2091500	E379000
G	H	North	500	N2091500	E379200
H	I	East	1,800	N2092000	E379200
I	PP=A	South	165	N2092000	E381000

Type of Ownership: One hundred percent (100%) of the Richard property exploration concession application rights were acquired by Santo Mining Corp. from Gexplo SRL via a Mineral Property Acquisition Agreement dated March 25, 2013.

Claim Rights: In the Dominican Republic mineral rights are obtained by filing a 30 day claim with the DGM. During this 30 day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25 year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.   All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc.

Type of Claim or Rights: Richard is classified as an exploration concession application and is in the final stages of processing at the DGM. The claim is prospective for both placer and lode exploration. Some preliminary scoping and sampling has been performed by a Santo Mining geologist.

Claim Identification: The Richard exploration concession application was first registered at DGM by Gexplo SRL, the prior owner, on August 3, 2010 and is identified solely by its name “Richard”.

Claim Status at DGM: Completed and remaining processes in order to grant the exploration concession:

•         DGM Correction Letters from Legal, Auditing and Surveying: All Completed.

•         Two Public Notices of Claim Application in National Newspaper: Waiting for DGM to issue the draft of a Declaration of the concession inviting public comment. The applicant is required to provide certification that the declaration was published twice over a period of not less than days inviting public comments or objections. Cost approximately $250.

•         Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant required to check monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete 3-6 months. No Cost.

•         Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete 6-12 months.  Cost/Official Fee $1,220.

It is noted that there has been historical backlog in processing exploration concession applications and claim transfers at DGM. Recently the mining sector has seen general improvements in processing under the new DGM leadership together with a departmental budget increase, staff changes and more efficient methods.

Work Completed and Condition: Since September 2012 the Santo Mining Exploration team has conducted six campaigns of surface geochemical surveys of the 220 hectare area of the Richard Exploration Concession Application. Preliminary reconnaissance was conducted by geologist Salvador Brouwer who collected rock and sediment samples at confluences and exit points. Later he supervised an active stream sediment sampling expedition conducted by geologist Professor Luz Iris Contreras who sampled the entire concession drainage basin at 100 meter spacing. Beginning in early 2013 staff geologist Elpidio Moronta assisted by seasoned gold scout Ramoncito Vasquez conducted a series of geochemistry soil sampling surveys starting on a 100 m grid and ending on a 25 m grid in areas anomalous for precious and base metals. To date over 250 samples have been collected and 236 bagged, tagged, sealed and delivered to secure storage in Santo Domingo. Selected samples were periodically delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped. The processed samples were then sent to Acme Labs in Vancouver Canada (an ISO 9001 accredited facility) where they were crushed to 80% passing 2mm and split using a riffle splitter. A 250 gram sub-sample split was crushed to minus 200 mesh (74µ) and a 15 gram sub-split from the resulting pulp was then subjected to aqua regia digestion and multi-element ICP-MS analysis. The unused splits were returned to Santo Domingo for storage. Several potential precious and base metal anomalies were identified from the suite Acme analyses and shallow diamond core drill targets have been defined.

Geology: Richard is hosted by the Lower Cretaceous Los Ranchos Formation, a series of volcanic and volcaniclastic rocks that extend across the eastern half of the Dominican Republic. It consists of a lower complex of pillowed basalt, basaltic andesite flows, dacitic flows, tuffs and intrusions, overlain by volcaniclastic sedimentary rocks and interpreted to be a Lower Cretaceous intra-oceanic island arc. The unit has undergone extensive seawater metamorphism (spilitization) and lithologies have been referred to as spilite (basaltic-andesite) and keratophyre (dacite). The geology is typical of the Los Ranchos formation consisting of fragmented volcanic rocks, breccias and hydrothermalized materials. There are areas of highly silicified breccias, quartz fragments and spilite phenocryst. In the Rio Cazones you can observe outcrops of course grained, weathered, and laminated lithic tuffs with course grained keratophyre and quartz-keratophyre, small veins of quartz, copper and iron stockwork. Pyrophyllite and volcanic ashes are seen at the mouth of the Rio Cazones. In the extreme NE area of the Rio Maguaca lithic tuffs and basalt rocks (lavas) outcrops are observed indicating a contact transition phase with the pyrite and chalcopyrite present. The entire area is covered with brown, reddish and yellow sedimentary soils containing quartz, silt and clay. Outcrops are generally rarely observed except in river and streams.

Total Costs to Date & Future Cost: Costs to date are: Manpower $29,000, Logistics and Equipment $6,000, Acme Labs Analysis $3,000, Overheads $15,000. Total Costs to Date: $53,000. Budget estimate to complete geophysical investigation/interpretation, 200m trenching, 1,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $224,000.

Utilities and Infrastructure: Electrical service and water are available throughout the property. The exploration area is either hilly pastoral to remote mountainous laced with extensive drainage system of rivers and streams interspersed with ponds and small lakes all of which can be used for future core drilling and supply various processes.  There is an extensive electrical power grid in Dominican and or a mining operation would generate its own electrical power.

Disclosure: At this time the Richard property is without known reserves and the proposed program is exploratory in nature.

CHARLES

Location: The Charles Claim is located the San Juan Province,, municipality of Sabaneta (DM), in the section Rio Arriba del Norte, village of Piedra Blanca, located in the topographic page Los Ladrillos (Arroyo Limon) 5973-III (39) in accordance with the mining law No. 146 and its regulations.  The base metals are principally copper, lead and zinc and the precious metallic minerals are gold and silver.  It is located 12 kms north north east of the town of Sabaneta, 30 km north of San Juan de LA Maguana in the province of San Juan, Dominican Republic.

The total area of the application is 278 mining hectares. The PP is located a distance of 51.30 metros on a magnetic bearing of S78o-00’W from the Reference point. This PP is marked on the ground with a concrete post marked with the initials PP with a partially buried 2” PVC post filled with concrete.  The PP is located at the UTM N2113080 y E260500 coordinates (Datum NAD27).

The PR is marked on the ground in a similar manner tan the PP and can be located on the south side of the path from La Hilguera. The PR is located at UTM N2113090 y  E260550 coordinates (Datum NAD27).

The PR can be localized by three (3) visuals with stakes marked with the initials V1, V2, y V3 in the following manner:

LOS LADRILLOS (ARROYO LIMON) 5973-III (39)

2108000N
256000E
Loma de la Pelaca
Loma del Gajo Pelon
Arroyo La Guama
Gajo de la Cabirma
Subida de la Cienaga

"CHARLES"

CONCESION DE EXPLORACION METALIC

PROVINCIA: SAN JUAN

SOLICITANTE: GEXPLO SRL

SUPERFICIE; 278 HA

ESCALE: 1;50,000

FECHA: 27 JUNIO 2012

SantoMining

LINE	MAGNETIC BEARING	DIRECT POSITIVE ANGLE	DISTANCE (METERS)
PR – PP=A	S78[o]-00’W	00[o]-00’-00”	53.10
PR – V1	N62[o]-00’W	40[o]-00’-00”	23.30
PR – V2	N08[o]-00’W	94[o]-00’-00”	10.90
PR – V3	N45 [o]-00’E	147 [o]-00’-00”	22.20

Boundary Description:

The boundaries of the Charles concession follow the cardinal direction of the Transverse Mercator described in the following table:

FROM	TO	CARDINAL DIRECTION	DISTANCE (METERS)
PP = A	B	North	1420
B	C	East	800
C	D	South	500
D	E	West	100
E	F	South	1000
F	G	West	100
G	H	South	800
H	I	East	100
I	J	South	400
J	K	East	300
K	L	South	500
L	M	East	400
M	N	South	300
N	0	West	1400
0	PP = A	North	2080

Type of Ownership: One hundred percent (100%) of the Charles exploration concession application was acquired by Santo Mining Corp. from Gexplo SRL via a Mineral Property Acquisition Agreement dated April 3, 2013.

Ownership Interest: Santo Mining Corp. owns one hundred percent (100%) of the Charles property rights except Gexplo SRL has a 5% net smelter return.

Claim Rights: In the Dominican Republic mineral rights are obtained by filing a 30 day claim with the DGM. During this 30 day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25 year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.  All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc..

Type of Claim or Rights: Charles is classified as an exploration concession application and is in the final stages of processing at the DGM. The claim is prospective for both placer and lode exploration. Some preliminary scoping and sampling has been performed by a Santo Mining geologist.

Claim Identification: The Charles exploration concession application was first registered by Gexplo SRL, the prior owner, at DGM on 28 June 2012 and is identified solely by its name “Charles”.

Claim Status at DGM: Completed and remaining processes in order to grant the exploration concession:

•         DGM Correction Letters from Legal, Auditing and Surveying: All Completed.

•         Two Public Notices of Claim Application in National Newspaper: Waiting for DGM to issue the draft of a Declaration of the concession inviting public comment. The applicant is required to provide certification that the declaration was published twice over a period of not less than days inviting public comments or objections. Cost approximately $250.

•         Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant required to check monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete 3-6 months. No Cost.

•         Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete 6-12 months.  Cost/Official Fee $1,220.

It is noted that there has been historical backlog in processing exploration concession applications and claim transfers at DGM. Recently the mining sector has seen general improvements in processing under the new DGM leadership together with a departmental budget increase, staff changes and more efficient methods.

Work Completed and Condition: Beginning in early 2013 staff geologist Elpidio Moronta assisted by seasoned gold scout Ramoncito Vasquez conducted three geochemistry rock, soil and stream sediment sampling expeditions on the 274 hectares area. On the North side of the "Loma Del Gajo Pelon" mountain the team discovered a 600 meter long by 2 meter wide vein with silver, copper and gold mineralization. To date 34 rock and stream sediment sample have been collected, bagged, tagged, sealed and delivered to secure storage in Santo Domingo. 23 Selected samples were periodically delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped. The processed samples were then sent to Acme Labs in Vancouver Canada (an ISO 9001 accredited facility) where they were crushed to 80% passing 2mm and split using a riffle splitter. A 250 gram sub-sample split was crushed to minus 200 mesh (74µ) and a 15 gram sub-split from the resulting pulp was then subjected to aqua regia digestion and multi-element ICP-MS analysis and fire-assay analysis with the highest result being 10.79 g/t Gold and >1% Copper. The splits of copper samples with results of 1% (maximum detection level of the test) will be retested by fire assay at Acme to determine the true grades.  Additional work includes geophysical survey, trenching, diamond core drilling and preparation of a NI-43-101 and SEC equivalent report.

Geology: The Tireo Formation consists of an Upper Cretaceous package of sedimentary and volcanic rocks including andersite, dacite, mineralized quartz veins, volcanic breccias, and diorite and volcaniclastic silicification striking a NW/SE diagonal swath in west Dominican Republic.

Total Costs to Date & Future Cost: Costs to date are: Manpower $16,000 Logistics and Equipment $8,000, Acme Labs $1,150, Overhead $7,000. Total Costs to Date: $32,150. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 2,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $487,000.

Utilities and Infrastructure: Electrical service and water are available throughout the property. The exploration area is either hilly pastoral to remote mountainous laced with extensive drainage system of rivers and streams interspersed with ponds and small lakes all of which can be used for future core drilling and supply various processes.  There is an extensive electrical power grid in Dominican and or a mining operation would generate its own electrical power.

Disclosure: At this time the Charles property is without known reserves and the proposed program is exploratory in nature.

GEOLOGY OF DOMINICAN REPUBLIC

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

EL ANGEL DEL DESIERTO, EL RELAMPAGO AZUL, AND  LA VALERIA, MEXICO

Location: Located 250 kms northwest of the town of Muzquiz near the village of San Guillermo in the State of Coahuilla, Mexico.  Access is good via paved 2 lane road and final 18 kms are graded dirt roads. Small and large vehicles can drive onto the concessions. Travel time to Muzquiz is 3½ hours.

Type Ownership: On March 12, 2013 entered into a Mineral Exploitation and Production License Agreement (Agreement) in Mexico with the concessionaire Compania Minera Angeles del Desierto SA de CV. The 15 year renewable agreement allows Santo Mining to exclusively mine the El Angel del Desierto, El Relampago Azul and La Valeria mineral concessions in Ocampo, State of Coahuilla, Mexico.  Santo Mining will pay the concessionaire 40% net return resulting from the extraction, processing, and refining of minerals from the three concessions and Santo Mining will retain 60%.

Payments to Concessionaire: On 20 March 2013 Santo Mining has paid an initial payment of $10,000. On or before 14 September 2013 Santo Mining will pay an additional $100,000 and issue 1,000,000 shares of restricted common stock. On or before 14 March 2014 will pay $100,000 as advanced payment of the 40% royalty. The Agreement can be recorded with the General Office of Mines. The above dates have been revised in accordance with a contract Extension sign by the Parties on July 15, 2013 where the Parties mutually agreed to extend all the terms of the contract by 60 days.

Claim Rights and Identification: Mexican mining concessions are valid for 50 years. The 147.8712 hectare “El Angel del Desierto” #232980 concession was granted on 25 November 2008 and expires on 24 November 2058.  The 219.00 hectare “El Relampago Azul” #232961 concession was granted on 25 November 2008 and expires on 24 November 2058. The 360.00 hectare “La Valeria” #228996 concession was granted on 27 February 2007 and expires on 26 February 2057. The total concession area is 726.8712 hectares. On 6 September 2011 the owner of the surface rights granted the concessionaire the right to use the property for exploration and exploitation of minerals for a royalty of $1.20 per ton of material extracted for a period of 10years renewable for a second term of 10 years.

Type of Claim or Rights: The exploitation concessions are in force and an environmental permit has been issued on five hectares which can be expanded to +/- 60 hectares or more. The property has all the other entitlements to allow mining except a forestry permit that takes 60 days to obtain at a cost of $20,000 and a water well permit available over the counter from the local municipality. The claims are prospective for both placer and lode exploitation. The concessionaire has conducted geochemical testing and Santo Mining has completed a surface geochemical survey of approximately 60 hectares and is currently conducting metallurgy and mineralogy testing with SGS labs in Tucson and Montana Tech.

Claim Maintenance: The concessionaire is responsible for keeping the three concessions current with the General Mining Office however if they fail to do so Santo Mining is authorized to do so.

Work Completed and Condition: Since November 2012 the Santo Mining Exploration team has conducted three surface geochemical survey of part of the 727 hectare area of the three Exploitation Concessions. Preliminary reconnaissance and geochemical survey was conducted by Mine Engineer Juan Luis Castillo who collected 18 rock soil samples from the base perimeter and summit of a mineralized hill.  The samples were bagged, tagged, sealed and delivered to secure Acme Laboratories in Guadalajara Mexico where they were dried, crushed (or sieved in the case of soils) and pulped.  500 g of the processed samples were then sent to Acme Labs in Vancouver Canada (an ISO 9001 accredited facility) where they were crushed to 80% passing 2mm and split using a riffle splitter. A 250 gram sub-sample split was crushed to minus 200 mesh (74µ) and a 15 gram sub-split from the resulting pulp was then subjected to aqua regia digestion and multi-element ICP-MS analysis. No precious and base metal anomalies were identified in the Acme analyses reportedly due to the refractory nature of the mineralization. Acme was instructed to send the 18 sample splits to Garza Laboratorio Industrial, Saltillo, Mexico for pre-treatment by heating to 4000 C under gas Chlorination according to Garza to transform the gold in Tellurium and Selenium into Chloroauric Acid and heated further to liberate the gold. These pre-treated samples were dispatched to Inspectorate Labs in Reno, Nevada for gravimetric and fire assay analysis. All the samples returned positive results with average results of 3.17 g/t Gold and 57.3 g/t silver. The highest results were 8.581 g/t gold and 148.1 g/t silver. In March 2013 three 50 kg samples were by Juan Luis Castillo from prior sample locations #3, #7 and #15. A 35kg split of each sample was tagged and sealed in new 5 gallon plastic buckets and dispatched to SGS laboratories in Durango, Mexico. From there they were forwarded to SGS in Tucson, Arizona for Metallurgy scoping initially on the #3 sample taken from the summit of the mineralized hill, the suite of tests included metallic assays, precious metal characterization, gravity concentration, cyanidation bottle roll tests, etc. SGS sub-contracted Montana Tech to conduct mineralogy on all three samples.

Metallurgy & Mineralogy Testing: The results of the SGS Labs metallurgy and Montana Tech mineralogy were inconclusive due to the refractory nature of the ore material. Refractory or Rebellious ores are not always amenable to standard metallurgy and mineralogy testing and can be extremely complex. Unraveling all the nuances of the gold, sulphide and silica associations can be a challenge for process mineralogist especially when the gold is not visible under the microscope and  dissolved in solids.

Pretreatment Process: Having witnessed the liberation of gold and silver from samples using both mercury amalgamation and the Garza Labs roasting and gas chlorination process we recognize that there are indeed precious metals in the mineral samples. Therefore the company’s immediate priority is to establish a set procedure to readily analyze the “refractory’ geochemical rock and soil. Our solution is to duplicate the Garza Laboratory’s roasting and gas chlorination pretreatment process “in-house” consisting of roasting and gas-chlorination of the samples on company premises to liberate the precious metals prior to submitting for fire assay at ISO-9000 certified labs such as Acme of Vancouver or Inspectorate in Reno. This will enable us to proceed with our geochemical exploration without delay.

In-House Pretreatment Process Confirmation: Following this SMC has set up an in-house pretreatment laboratory in Santo Domingo that can duplicate the Garza roasting/gas chlorination process. On the 1st and 2nd of August 2013 splits of sample #3B and #7B were successfully pre-treated and silver and gold like mineralization in the form of abundant shiny metallic specs were clearly visible to the naked eye and the samples are being  immediately dispatched for fire assay.  Additionally SMC is in the final few days of completing a chlorine gas pretreatment pilot plant in Muzquiz Mexico to pretreat bulk samples. SMC is also currently conducting empirical testing of 50 kg samples in a mercury amalgamation pilot plant in Muzquiz Mexico. Our objective is to have a quick and effective means to be able to assay the refractory ore samples so we can proceed with the surface and sub-surface exploration at El Angel del Desierto.  Samples are submitted to ISO 9000 certified labs for fire assay. We anticipate this process of pretreating samples and assaying to take 45-60 days and synchronized with the date we have committed to pay the concessionaire the second Payment of $100,000. The results may then also be used by qualified US or Canadian consulting geologists to prepare a bankable feasibility study and if required the pretreatment process can be demonstrated.

Small Scale Concentration Plant limitations and Risks: If the above laboratory and pilot plant scale pretreatment processing clearly identifies a prospective gravity concentration and floatation process that SMC can utilize, we may proceed with acquiring or leasing a small modular concentrating plant to start gaining some experience with the material and sell the concentrate to one of several companies that have expressed interest.  At this modular scale we consider the risk to be minimal. Our reasoning is part of the concession consists of a well-defined 25-30m high mineralized hill that has tested positive for precious metals around the entire perimeter of the its base and its summit leading us to consider that the precious metal grades are consistent throughout the material in the hill.  During the next few months we hope to have sufficient capital resources to drill the target hill and immediate surrounding area to a minimum depth of 50m and if the grades are confirmed the drill results would be incorporated into the preliminary bankable feasibility study.

Mexican El Angel del Desierto and Area Geology: The Concessions are located on the south periphery of the extinct volcano Cerro Minerva and consist of a numerous tertiary intrusive igneous rocks whose composition varies from granite, granodiorite, gabbro, diorite, andesite porphyries, rhyolite, and syenite as stocks, sills and dikes, and are generally rolling hills and all are accessible by truck transport. A jagged metamorphic aureole formed in the areas of contact with limestone and shale intrusive bodies generally consisting of irregular garnet skarn, marble, hornfels and recrystallized limestone. The gold-silver mineralization is largely encapsulated in silica.

Total Costs to Date & Future Cost: Costs to date are: Manpower $14,300, Logistics and Equipment $9,200, Labs Analysis 1,800.00, Metallurgy testing $8,300, Overhead $12,200. Total Costs to Date: $45,800. Budget estimate to complete geophysical investigation and interpretation, 2,000 meters shallow drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $235,000.

Utilities and Infrastructure: No electrical or water services are available at the property. Two 10” water wells have been drilled on site.

Disclosure: At this time the Walter property is without known reserves and the proposed program is exploratory in nature.

Item3.    Legal Proceedings

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

Our Dominican Republic exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the fiscal year ended July 31, 2012, despite the fact Santo Ming Corp is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

PART II

Item5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been trading on the OTCBB under the symbol SANP since May 3, 2012. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter, or the OTC, equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange. The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

	Fiscal July 31, 2013
	High		Low

First Quarter (August 1, 2012 – October 31, 2012)		$11.00		$0.47
Second Quarter (November 1, 2012 – January 31, 2013)		$1.30		$0.18
Third Quarter (February 1, 2013 - April 30, 2013)		$0.21		$0.13
Fourth Quarter (May 1, 2013 - July 31, 2013)		$0.16		$0.06
	Fiscal July 31, 2012
	High		Low

First Quarter (August 1, 2011 – October 31, 2011)	$	--(1)	$	--(1)
Second Quarter (November 1, 2011 – January 31, 2012)	$	--(1)	$	--(1)
Third Quarter (February 1, 2012 - April 30, 2012)	$	--(1)	$	--(1)
Fourth Quarter (May 1, 2012 - July 31, 2012)		$4.00		$2.00

___________________________

(1)	A public market for our common stock did not exist prior to May 3, 2012.

Holders

As of November 12, 2013, we had 69 shareholders of our common stock.  Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the end of the fiscal year ended July 31, 2013, we do not have any compensation plan under which equity securities of the Company are authorized for issuance.

Registration Rights

Registration Rights Agreement with Hanover Holdings I, LLC

Pursuant to the Registration Rights Agreement with Hanover, the Company agreed to have an initial registration statement declared effective within a certain time frame. If the initial registration statement was not declared effective by the effectiveness deadline, the Company was required to issue to Hanover additional shares of the Company’s Common Stock equal to the quotient obtained by dividing (a) $83,750 by (b) the arithmetic average of the VWAPs over the 10 trading day period immediately preceding the effectiveness deadline, rounded up to the nearest whole share. The mechanics triggering the issuance of those securities were fully negotiated and set forth in the Purchase Agreement. On the date of the trigger, the Company was required to issue 1,072,343 (based on the calculation described in the Purchase Agreement) to Hanover. On August 14, 2013, the Company and Hanover executed an addendum (the “Addendum”) to the Purchase Agreement, pursuant to which Hanover would receive 536,172 of the shares on August 14, 2013 and 536,171 of the shares if the registration statement was not deemed effective within 30 calendar days.  Pursuant to the Addendum, the Company issued 536,172 additional commitment shares to Hanover on August 14, 2013. As of the date of this Annual Report, the Registration Statement has not been declared effective.

Penny Stock Considerations

Our common stock is currently trading at less than $5.00 per share and is therefore subject to the SEC’s penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

We acquire various metallic exploration concession applications in the Dominican Republic and royalty agreements in Mexico for the purpose of exploration and extraction. We target near-term production opportunities in the Dominican Republic and Mexico. Our vision is to define deposits and extract metals from both alluvial deposits that require minimal processing and bulk-tonnage, open-pit oxide and sulfide gold deposits where poly-metallic ores with economic concentrations of precious and base metals may be extracted and transported to local or offshore processing plants and refineries.

The Company plans to combine rapid exploration methodology with innovative operational and logistical approaches to ensure the efficient and effective extraction of gold and other metals in the future.

This swift mobilization and on-site sampling analysis capability was developed to drive growth and value in the near and long terms. Our metallic exploration concession applications are 100% owned, and lie in the core of the mineral rich Hispaniola Gold-Copper Back-Arc.

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

On June 20, 2013 the Company, entered into a Purchase Agreement with Hanover.  The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Investor is committed to purchase up to $16,000,000 worth of the Company’s common stock,, over the 36-month term of the Purchase Agreement.

Prior to the Closing Date, Hanover deposited $90,000, as a nonrefundable Administrative Fee, into an escrow account, which has been disbursed to the Company.  The Company paid to Hanover a commitment fee equal to $249,450 (or 1.047% of the Total Commitment under the Purchase Agreement) in the form of 1,690,484 restricted shares of the Company’s common stock, (the “Initial Commitment Shares”). On August 14, 2013, issued an additional 536,172 shares of our common stock to Hanover as additional commitment shares, pursuant to an Addendum to the Purchase Agreement with Hanover

In connection with the execution of the Purchase Agreement, the Company and Hanover also entered into the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, the Company has agreed to file a Registration Statement with the Commission to register an agreed upon number of Shares, which shall not exceed 1/3 of the number of shares of the Company's common stock held by non-affiliates of the Company, on or prior to July1, 2013.

Exploration Plan in the Dominican Republic:

During the following three years Santo Mining will require between $1-3 million to explore it’s nine exploration concession applications. Exploration expeditions are conducted by permanent, full-time staff consisting of Dominican geologist Elpidio Moronta, 35 year veteran gold scout Ramoncito Vasquez and a support team of porters and helpers all paid at the going Domincan rates. Professional geologists including Salvador Brouwer, Professor Luz Iris Contreras, Ricardo Baez, Ismael Martinez, Ernesto Rocamora Alvarez and Dr. Jose Luis Batista Silva and have been retained or hired on an as needed basis on a fee scale of $300/day for Junior Geologist up to $1,100 /day for Senior Geologists.

During the previous 9 month the exploration team has conducted extensive surface geochemical sediment, rock and soil sampling on the Walter, Richard and Charles properties. Areas anomalous for gold, silver and or base metals have been identified and detailed soil sampling completed on 25, 50 and 100 meter grids.  As additional funding becomes available, the exploration team plans to immediately proceed with the geophysics studies, trenching, shallow drilling through sediment to underlying bedrock and core drilling estimated is estimate to begin in the last quarter of 2013 subject to funds being available.

Over one thousand additional samples have been collected and placed in storage pending assaying in the future. Company geologist Elpidio Moronta is of the opinion some of the VMS and sulphide samples would benefit from pretreatment by roasting and gas chlorination to liberate the precious metals for assaying. This pretreatment process has been confirmed by the exploration team on laboratory scale where samples are treated one by one in a purpose built stainless steel reactor. At the time of writing company is considering ways to prepare and pretreat multiple samples simultaneously using a corrosion resistant production scale titanium reactor.

In preparation of setting up the production pretreatment plant the company has acquired and renovated sample preparation machinery including a 5” Atlas Jaw Crusher, a Bico Disc Pulverizor, several kilns, a crucible and electronic scales. We are also assembling the equipment and consumables to perform fire assays for precious metals and have an experienced technician to work part time and also train staff on the procedure. This will enable the company to collect, prepare, pretreat, and fire assay samples much more quickly and economically potentially within 3 verses 15 days. The splits from any samples with promising grades would be dispatched to ISO 9001 labs for confirmation and certification which would qualify them for inclusion in a bankable feasibility study.

During the next 12 month the exploration team plans to conduct preliminary and detailed surface exploration consisting of collecting geochemical sediment, rock and soil samples from the remaining six concession areas in order of priority being Nathaniel, Henry, Maria, Kato, Francesca and Alexia. Also the company intends continue conducting due-diligence on several other prospective claims in the mineral rich San Juan de La Maguana Tireo Formation and an area of historic gold and copper mines in San Cristobal.

At least until drill targets have been confirmed  it is certainly not practical nor in the best interest of the company to begin negotiations with surface rights holders or land owners. Realistically only a small percentage of the exploration concession area will be viable and anticipate entering into these negotiations in approximately one year.  Generally landowners are willing to give permission to conduct surface exploration , trenching and drilling for example during the last 5 years percent granting permission is estimated to me +98%.  The DGM can order the owner to grant entry however the company would consider this as a last resort.

Claim Status

Alexia Claim

In 2012 the Santo Mining exploration team conducted a reconnaissance survey and preliminary stream sediment geochemical stream sediment survey of the Alexia Exploration Concession Application. Later in 2012 a second reconnaissance of the area was conducted by geologist Salvador Brouwer. To date 12 stream sediment samples have been collected which were bagged, tagged, sealed and delivered to secure storage in Santo Domingo. The streams proved to be contaminated and no anomalies were identified. The exploration team plans to return to the area in 2013 for more detailed exploration. Costs to date are: Manpower $6,000, Logistics and Equipment $3,300, Acme Labs $650, Overhead $5,300. Total Costs to Date: $15,250. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 1,200 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $210,000.

Walter Claim

Since September 2012 the Santo Mining exploration team has conducted a series of surface geochemical survey of the Walter Exploration Concession Application. To date over 350 samples have been collected and 300 bagged, tagged, sealed and delivered to secure storage in Santo Domingo. A total of 251 samples were delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped. Several potential precious and base metal anomalies were identified from the suite Acme analyses and shallow diamond core drill targets have been defined. Costs to date are: Manpower $29,000, Logistics and Equipment $6,000, Acme Labs Analysis 8,800.00, Overhead 15,000. Total Costs to Date: $58,800. Budget estimate to complete geophysical investigation/interpretation, 2,000 meters shallow drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $155,000.

Maria Claim

In 2012 the Santo Mining Exploration team conducted a reconnaissance survey of the Maria Exploration Concession Application. A new geological chart by Spanish Geological & Mining Institute (IGME) has been received. The exploration team plans to return to the area in 2014 for detailed exploration. Costs to date are: Manpower $1,650, Logistics and Equipment $1,100, Overhead $2,100. Total Costs to Date: $4,850. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 1,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $178,000.

Henry Claim

In 2012 the Santo Mining exploration team conducted a reconnaissance survey of the Henry Exploration Concession Application. To date no systematic exploration has been undertaken. The exploration team plans to return to the area later in 2013 for detailed exploration.  At this time the Henry property is without known reserves and the proposed program is exploratory in nature.

Francesca Claim

 In 2012 the Santo Mining Exploration team conducted a reconnaissance survey of the Francesca Exploration Consession Application. Later in 2012 a second reconnaissance of the area was conducted by geologist Salvador Brouwer. The exploration team plans to return to the area in 2014 for detailed exploration. Costs to date are: Manpower $1,500, Logistics and Equipment $1,450, Overhead $4,100. Total Costs to Date: $6,950. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 800 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $151,000. At this time the Francesca property is without known reserves and the proposed program is exploratory in nature.

Kato (fka Eliza)

In 2012 the Santo Mining Exploration team conducted a reconnaissance survey of Kato Exploration Concession Application. To date no exploration has been undertaken.  The exploration team plans to return to the area  in 2014 for detailed exploration. Costs to date are: Manpower $1,100 and Overhead $2,100. Total Costs to Date: $3,200. Budget estimate to complete geophysical investigation / interpretation, 300m trenching, 1,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $158,000.

Nathaniel Claim

In 2012 the Santo Mining Exploration team conducted a reconnaissance survey of the Nathaniel Exploration Concession Application. Later in 2012 a second reconnaissance of the area was conducted by geologist Salvador The exploration team plans to return to the area in 2014 for detailed exploration. Costs to date are: Manpower $1,500, Logistics and Equipment $1,450, Overhead $4,100. Total Costs to Date: $6,950. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 800 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $151,000.

Richard Claim

Since September 2012 the Santo Mining Exploration team has conducted six campaigns of surface geochemical surveys of the Richard Exploration Concession Application. Preliminary reconnaissance was conducted by geologist Salvador Brouwer who collected rock and sediment samples at confluences and exit points. To date over 250 samples have been collected and 236 bagged, tagged, sealed and delivered to secure storage in Santo Domingo. Selected samples were periodically delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped. Several potential precious and base metal anomalies were identified from the suite Acme analyses and shallow diamond core drill targets have been defined. Costs to date are: Manpower $29,000, Logistics and Equipment $6,000, Acme Labs Analysis $3,000, Overheads $15,000. Total Costs to Date: $53,000. Budget estimate to complete geophysical investigation/interpretation, 200m trenching, 1,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $224,000.

Charles Claim

Beginning in early 2013 staff geologist Elpidio Moronta assisted by seasoned gold scout Ramoncito Vasquez conducted three geochemistry rock, soil and stream sediment sampling expeditions on Charles Exploration Concession Application. To date 34 rock and stream sediment sample have been collected, bagged, tagged, sealed and delivered to secure storage in Santo Domingo. 23 Selected samples were periodically delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped and then sent to Acme Labs in Vancouver Canada. The splits of copper samples with results of 1% (maximum detection level of the test) will be retested by fire assay at Acme to determine the true grades.  Additional work includes geophysical survey, trenching, diamond core drilling and preparation of a NI-43-101 and SEC equivalent report. Costs to date are: Manpower $16,000 Logistics and Equipment $8,000, Acme Labs $1,150, Overhead $7,000. Total Costs to Date: $32,150. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 2,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $487,000.

El Angel Del Desierto, El Relampago Azul and La Valeria Mexico

Since November 2012 the Santo Mining Exploration team has conducted three surface geochemical survey of part of the 727 hectare area of the three Exploitation Concessions. Preliminary reconnaissance and geochemical survey was conducted by Mine Engineer Juan Luis Castillo who collected 18 rock soil samples from the base perimeter and summit of a mineralized hill.  The samples were bagged, tagged, sealed and delivered to secure Acme Laboratories in Guadalajara Mexico where they were dried, crushed (or sieved in the case of soils) and pulped.  500 g of the processed samples were then sent to Acme Labs in Vancouver. No precious and base metal anomalies were identified in the Acme analyses reportedly due to the refractory nature of the mineralization. All the samples returned positive results with average results of 3.17 g/t Gold and 57.3 g/t silver. From there they were forwarded to SGS in Tucson, Arizona for Metallurgy scoping initially on the #3 sample taken from the summit of the mineralized hill, the suite of tests included metallic assays, precious metal characterization, gravity concentration, cyanidation bottle roll tests, etc. SGS sub-contracted Montana Tech to conduct mineralogy on all three samples. Costs to date are: Manpower $14,300, Logistics and Equipment $9,200, Labs Analysis 1,800.00, Metallurgy testing $8,300, Overhead $12,200. Total Costs to Date: $45,800. Budget estimate to complete geophysical investigation and interpretation, 2,000 meters shallow drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $235,000.

We have conducted "industry standard" metallurgy and mineralogy testing which as unsuccessful in detecting precious metals. The reason for this is the mineral ore is "refractory" in nature and requires a pretreatment step to liberate the gold and silver. The gold and silver is submicroscopic and invisible under standard optical and electron microscopes which requires advanced mineralogy using higher resolution technology. We have commissioned a gold and silver mineralogical deportment with Joe Zhou the leading expert in this field to identify exactly which minerals carry the gold and silver and in what quantity. From this he will be able to provide some options for concentrating the ore for shipment to a contract smelter. According to Mr. Zhou, the precious metal grades may improve following his investigation.

Exploration Plan in Mexico:

Our CEO has travelled several times to the El Angel del Desierto concession in Mexico the last being in late April and early May 2013. On each exploration expedition, the CEO and Licensed Mine Engineer, Juan Luis Castillo Velez supervised the collection, tagging and sealing of geochemical soil and rock samples in accordance to standard sampling practices. The samples were collected to confirm and verify previous analyses by ALS Labs, Fairchild Labs, University of Nuevo Leon, Met-Mex, Platinum Investments. Results from these prior analyses indicated economic concentrations of gold, silver, and platinum metal group. The fresh samples were dispatched to: (1) Acme Labs, Vancouver Canada for multi-element and fire assay analysis;  (2) Garza Industrial Labs, Saltillo Mexico for pre-treatment for refractive gold, silver and platinum; (3)  Inspectorate Labs, Reno Nevada for multi-element and fire assay of the pre-treated samples; and (4) Bulk samples to SGS Labs, Tucson Arizona  to metallurgy scoping study and metal characterization; and Montana Tech, Montana for mineralogy profiling.  In addition bulk samples were delivered to a pilot plant in Muzquiz, Mexico for “uncertified” familiarization with the metal ore. In the presence of the CEO the pilot processing the material yielded a gold/silver dore alloy following amalgamation with mercury confirming the presence of an undetermined concentration of gold and silver. During the visits to the region the CEO met with potential suppliers, contractors, logistical contractors, government agencies, land owners, political and community leaders and other local mining companies.

The results of the SGS Labs metallurgy and Montana Tech mineralogy received in July 2013 were inconclusive due to the refractory nature of the ore material. Refractory or Rebellious ores are not always amenable to standard metallurgy and mineralogy testing and can be extremely complex. Unraveling all the nuances of the gold, sulphide and silica associations can be a challenge for process mineralogist especially when the gold is not visible under the microscope and dissolved in solids.

Pretreatment Process: Having witnessed the liberation of gold and silver from samples using both mercury amalgamation and the Garza Labs roasting and gas chlorination process we recognize that there are indeed precious metals in the mineral samples. Therefore the company’s immediate priority is to establish a set procedure to readily analyze the “refractory’ geochemical rock and soil. Our solution is to duplicate the Garza Laboratory’s roasting and gas chlorination pretreatment process “in-house” consisting of roasting and gas-chlorination of the samples on company premises to liberate the precious metals prior to submitting for fire assay at ISO-9000 certified labs such as Acme of Vancouver or Inspectorate in Reno. This will enable us to proceed with our geochemical exploration without delay.

In-House Pretreatment Process Confirmation: Following this SMC has set up an in-house pretreatment laboratory in Santo Domingo that can duplicate the Garza roasting/gas chlorination process. On the 1st and 2nd of August 2013 splits of sample #3B and #7B were successfully pre-treated and silver and gold like mineralization in the form of abundant shiny metallic specs were clearly visible to the naked eye and the samples are being  immediately dispatched for fire assay.  Additionally SMC is in the final few days of completing a chlorine gas pretreatment pilot plant in Muzquiz Mexico to pretreat bulk samples. SMC is also currently conducting empirical testing of 50 kg samples in a mercury amalgamation pilot plant in Muzquiz Mexico. Our objective is to have a quick and effective means to be able to assay the refractory ore samples so we can proceed with the surface and sub-surface exploration at El Angel del Desierto.  Samples are submitted to ISO 9000 certified labs for fire assay. We anticipate this process of pretreating samples and assaying to take 45-60 days and synchronized with the date we have committed to pay the concessionaire the second Payment of $100,000. The results may then also be used by qualified US or Canadian consulting geologists to prepare a bankable feasibility study and if required the pretreatment process can be demonstrated.

Small Scale Concentration Plant limitations and Risks: If the above laboratory and pilot plant scale pretreatment processing clearly identifies a prospective gravity concentration and floatation process that SMC can utilize, we may proceed with acquiring or leasing a small modular concentrating plant to start gaining some experience with the material and sell the concentrate to one of several companies that have expressed interest.  At this modular scale we consider the risk to be minimal. Our reasoning is part of the concession consists of a well-defined 25-30m high mineralized hill that has tested positive for precious metals around the entire perimeter of the its base and its summit leading us to consider that the precious metal grades are consistent throughout the material in the hill.  During the next few months we hope to have sufficient capital resources to drill the target hill and immediate surrounding area to a minimum depth of 50m and if the grades are confirmed the drill results would be incorporated into the preliminary bankable feasibility study.

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

Results of Operations

From Inception (July 8, 2009) to July 31, 2013

Revenues

As of the date of this report, we have yet to generate any revenues from our business operations.

Operating Expense

Operating expenses increased by $999,270 to $1,208,695 for the twelve months ended July 31, 2013, compared to $209,425 for the twelve months ended July 31, 2012. The increase was primarily due to an increase legal and consulting expenses incurred by the Company.

Other Income/Expense

Other expense for the twelve months ended July 31, 2013 was $55,124 compared to $18 for the twelve months ended July 31, 2012. The increase in other expense was primarily due to increase in change in fair value of derivative and interest expense.

During the twelve months ended July 31, 2013, we recorded a loss of $14,227 on the change in fair value of derivative liability instruments, compared to $-0- during the twelve months ended July 31, 2012.

Interest expense amounted to $40,897 and $-0- during the twelve months ended July 31, 2013 and 2012, respectively, and the increase is a result of additional convertible debt funding. Additional amortization of debt discount arose from the Asher Notes of $23,525 and from the JMJ Note of $7,615, along with additional interest charge of $9,759.

Net Loss

Our net loss since inception is $1,545,375. Net loss increased by $1,054,376 to a net loss of $1,263,819 for the twelve months ended July 31, 2013, compared to a net loss of $209,443 for the twelve months ended July 31, 2012. This increase was primarily due to increase of professional fees and stock compensation expense.

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

On March 25, 2013, the Company entered into a Mining Property Acquisition Agreement with Gexplo, SRL, pursuant to which the Company acquired the Richard Claim from the Gexplo SRL. In consideration for the Richard Acquisition, the Seller will receive a payment of $10,000 in cash.

On April 3, 2013, the Company entered into a Mining Property Acquisition Agreement with Gexplo, SRL, pursuant to which the Company acquired the Charles Claim from the Gexplo SRL. In consideration for the Charles Acquisition, the Seller will receive a payment of $60,000 in cash.

As of the date of this Report, $10,000 owed for the Richard Claim and $60,000 owed for the Charles Claim have not been paid to Gexplo due to insufficiency of funds.

As of July 31, 2013, our total assets were $426,645, comprised of cash, prepaid expense, deposits, amounts capitalized relating to the development of our websites and mineral claim, and our total liabilities were $852,611, comprised of accounts payable and related party advances, convertible notes payable and derivative liability.

The following table sets forth selected cash flow information for the period from July 8, 2009 (inception) to July 31, 2013:

Net cash used in operating activities	$ (665,333)
Net cash used in investing activities	(76,860)
Net cash provided by financing activities	762,846

Net change in cash	$ 20,653

Operating Activities

Cash used in operating activities for the period from July 8, 2009 (inception) to July 31, 2013 was $665,333, which was primarily due to $the legal and consulting expenses incurred by the Company.

Investing Activities

Cash used in investing activities for the period from July 8, 2009 (inception) to July 31, 2013 was $76,860, which was primarily due to $71,770 payment made to purchase of mineral claims.

Financing Activities

Cash provided by financing activities for the period from July 8, 2009 (inception) to July 31, 2013 was $762,846, which was primarily due to $540,150 proceeds from sale of stock,$143,000 proceeds from issuance of convertible note and $79,696 advances from related parties.

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

On May 31, 2012, the Company entered into a promissory note with GEXPLO, SRL, a company owned by our president, chief executive officer, secretary, treasurer and director, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration and start-up expenses that we paid on GEXPLO’s behalf.  The loan was to be a non-interest bearing and was to mature on December 31, 2012.  The transactions have been recorded as a loan to related party. The loan was cancelled by the Company as consideration in the Acquisition Agreement, on July 30, 2012.

On September 17, 2012, the Company sold 600,000 shares of common stock for $300,000 in a private placement transaction. The shares were issued pursuant to Regulation S of the Securities Act.

On April 16, 2013, the Company borrowed $53,000 from Asher Enterprises, Inc. under a Convertible Promissory Note.

As of July 31, 2013, the Company had $79,696 payable owed to a related party.

On June 12, 2013, the Company borrowed $60,000 from JMJ Financial under a Convertible Promissory Note.

On July 1, 2013, the Company borrowed $32,500 from Asher Enterprises, Inc. under a Convertible Promissory Note.

On September 25, 2013, the Company borrowed $25,000 from JMJ Financial under a Convertible Promissory Note.

On October 17, 2013, the Company entered into the Settlement Agreement with IBC, pursuant to which the Company agreed to issue common stock to IBC in exchange for the settlement of $123,028 of past-due accounts payable of the Company. Pursuant to the Settlement Agreement, the Company issued 500,000 shares of Common Stock to IBC on October 17, 2013, and 519,480 shares of Common Stock on October 24, 2013.

On October 24, 2013, the Company borrowed additional $32,500 from Asher Enterprises, Inc. under a Convertible Promissory Note.

Going Concern

These financial statements have been prepared on a going concern basis, which implies Santo Mining will continue to meet its obligations and continue its operations for the next twelve months. As of July 31, 2013, Santo Mining has not generated revenues, has working capital deficit and has accumulated losses of $911,062 since its inception. These factors raise substantial doubt regarding Santo Mining’s ability to continue as a going concern. The continuation of Santo Mining as a going concern is dependent upon financial support from its stockholders, the ability of Santo Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Mining be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in this, our Annual Report, filed on Form 10-K for the period ended July 31, 2013.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.   Financial Statements and Supplementary Data.

Santo Mining Corp.
(A Development Stage Company)
For the year ended July 31, 2013

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

To the Shareholders

Santo Mining Corp.

(A Development Stage Company)

Bella Vista, Santo Domingo, Dominican Republic

We have audited the accompanying balance sheets of Santo Mining Corp. (the “Company”) as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended July 31, 2013 and 2012, and the period from July 8, 2009 (inception) to July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of the Company as of July 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and the period from July 8, 2009 (inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

November 13, 2013

SANTO MINING CORP. (A Development Stage Company) BALANCE SHEETS

	July 31, 2013	July 31, 2012
ASSETS
CURRENT ASSETS
Cash	$20,653	$50,793
Prepaid expenses	78,728	-
Total Current Assets	99,381	50,793

Mineral claims	186,915	63,912
Website, net of amortization of $648 and $972, respectively	3,102	3,540
Deposits	137,247	16,826

TOTAL ASSETS	$426,645	$135,071

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$119,648	$46,172
Stock payable	392,400	-
Derivative liability	149,451	-
Related party payable	149,696	79,696
Convertible notes payable, net of discount of $31,140	41,416	-

TOTAL LIABILITIES	852,611	125,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 450,000,000 shares authorized, $0.00001 par value; 0 shares issued and outstanding	-	-
Common stock, 450,000,000 shares authorized, $0.00001 par value; 67,577,489 and 63,635,340 shares issued and outstanding, respectively	675	636
Additional paid-in capital	1,118,734	290,123
Deficit accumulated during the development stage	(1,545,375)	(281,556)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(425,966)	9,203

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$426,645	$135,071

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS
	Year Ended July 31, 2013	Year Ended July 31, 2012	Period from July 8, 2009 (Inception) to July 31, 2013

OPERATING EXPENSES:
Consulting fees	$335,848	$92,422	$446,859
General and administrative	760,152	29,008	814,229
Legal and accounting fees	112,695	87,995	228,994

Total operating expenses	1,208,695	209,425	1,490,082

Other income (expense):
Foreign currency transaction gain (loss)	-	(18)	(173)
Change in fair value of derivative liability	(14,227)	-	(14,227)
Interest expense	(40,897)	-	(40,897)
Interest income	-	-	4

Total other income (expense)	(55,124)	(18)	(55,293)

Net loss	$1,263,819	$209,443	$1,545,375

Basic and diluted loss per common share	$(0.02)	$(0.00)

Basic and diluted weighted average number
of common shares outstanding	65,233,383	63,105,091

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) For the period from July 8, 2009 (inception) to July 31, 2013
	Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances, July 8, 2009 (inception)	-	$-	$-	$-	$-

Balances, July 31, 2009	-	-	-	-	-

Shares issued for cash on July 30, 2010	37,500,000	375	4,625	-	5,000

Shares issued for cash on July 31, 2010	25,462,505	255	33,695	-	33,950

Net loss	-	-	-	(2,135)	(2,135)

Balances, July 31, 2010	62,962,505	630	38,320	(2,135)	36,815

Net loss	-	-	-	(69,978)	(69,978)

Balances, July 31, 2011	62,962,505	630	38,320	(72,113)	(33,163)

Shares issued for cash on March 2, 2012	337,500	3	149,997	-	150,000

Shares issued for cash on on July 19, 2012	102,000	1	50,999	-	51,000

Share issued for services	233,335	2	46,665	-	46,667

Shares transferred between related parties for mineral claims	-	-	4,142	-	4,142

Net loss	-	-	-	(209,443)	(209,443)

Balances, July 31, 2012	63,635,340	636	290,123	(281,556)	9,203

Shares transferred between related parties for mineral claims	-	-	6,654	-	6,654

Shares issued for services	2,442,149	24	521,772	-	521,766

Shares issued for cash	1,500,000	15	300,185	-	300,200

Net loss	-	-	-	(1,263,819)	(1,263,819)

Balance, July 31, 2013	67,577,489	$675	$1,118,734	$(1,545,375)	$(425,966)

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	Year Ended July 31, 2013	Year Ended July 31, 2012	From July 8, 2009 (Inception) to July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,263,819)	$(209,443)	$(1,545,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	648	1,037	1,988
Share-based compensation	837,696	46,667	884,363
Amortization of debt discount	31,412	-	31,412
Change in fair value of derivative liability	14,227	-	14,227
Changes in operating assets and liabilities:
Prepaid expense and deposit	(154,770)	(16,826)	(171,596)
Accounts payable and accrued expenses	73,476	42,382	119,648
Net cash used in operating activities	(461,130)	(136,183)	(665,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral claims	(12,000)	(59,770)	(71,770)
Payments for website	(210)	-	(5,090)
Net cash used in investing activities	(12,210)	(59,770)	(76,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	300,200	201,000	540,150
Proceeds from issuance of convertible note, net	143,000	-	143,000
Proceeds from related party payable	-	43,559	79,696
Net cash provided by financing activities	443,200	244,559	762,846

Net change in cash	(30,140)	48,606	20,653
Cash, beginning of period	50,793	2,187	-

Cash, end of period	$20,653	$50,793	$20,653

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid	$-	$-	$4
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid expenses	$108,000	$-	$108,000
Shares transferred between related parties for mineral claims	$6,654	$4,142	$10,796
Liability accrued for purchase of mineral claims	$70,000	$-	$70,000
Fair value of derivative liability	$135,224	$-	$135,224

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Santo Mining Corp. (referred to as we, the “Company” or “Santo Mining”) was incorporated in the State of Nevada on

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Adjustments—Functional Currency is the U.S. Dollar

The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Any translation adjustments are reflected as a separate component of stockholders’ equity and have no effect on current earnings. Gains and losses resulting from foreign currency transactions are included in current results of operations. Aggregate foreign currency transaction gains and losses included in operations totaled a loss of $0 in 2013 and a gain of $18 in 2012.

Stock Split

On March 26, 2012, the Company effected a 1-for-4.5 forward stock split of our common stock. On July 9, 2012, the Company effected a 4-for-1 reverse stock split of our common stock. All share and per share amounts have been restated retroactively for the impact of the splits.

Reclassifications

Certain amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

Santo Mining considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value. And no impairment charges have been recorded by the Company. As of July 31, 2013, the Company capitalized $186,915 of mineral claim acquisition costs.

Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of five years. During the years ended July 31, 2013, 2012 and the period from July 8, 2009 (Inception) through July 31, 2013, the Company recorded amortization expense of $648, $1,037 and $1,988, respectively.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on July 31, 2013.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ -	$ 149,451	$ 149,451

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

Subsequent Events

The Company evaluated events subsequent to July 31, 2013 through the date the financial statements were issued for disclosure considerations.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Santo Mining will continue to meet its obligations and continue its operations for the next twelve months. As of July 31, 2013, Santo Mining has not generated revenues, has working capital deficit and has accumulated losses of $1,545,375 since its inception. These factors raise substantial doubt regarding Santo Mining’s ability to continue as a going concern. The continuation of Santo Mining as a going concern is dependent upon financial support from its stockholders, the ability of Santo Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Mining be unable to continue as a going concern.

NOTE 4 – MINERAL CLAIMS

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

On March 25, 2013, the Company agreed to purchase from Alain French 100% right, title and interest in the “RICHARD” Mineral Exploration Concession Application in the Dominican Republic, consisting of 220 Hectares located in Dominican Republic, and any deposits of minerals on RICHARD for $10,000 cash and 1,000,000 shares of the Company’s common stock, par value $0.00001. As of July 31, 2013, the Company has recorded mineral claims of $10,000 for the costs incurred by Mr. French. The Company also recorded stock-based compensation and a stock payable in the amount of $167,400 for the 1,000,000 shares to be issued to Mr. French.

On April 3, 2013, the Company agreed to purchase from Alain French 100% right, title and interest in the “CHARLES” Mineral Exploration Concession Application in the Dominican Republic consisting of 220 Hectares located in Dominican Republic, and any deposits of minerals on CHARLES for an initial payment of $10,000 at closing, a second payment of $50,000 in 90 days, and 1,500,000 shares of the Company’s common stock, par value $0.00001. As of July 31, 2013, the Company has recorded mineral claims of $60,000 for the costs incurred by Mr. French. The Company also recorded stock-based compensation and a stock payable in the amount of $225,000 for the 1,500,000 shares to be issued to Mr. French.

In 2013, the Company recorded $6,654 (original costs incurred by GEXPLO to obtain the claim) for the mineral right and the same amount in paid-in capital for the shares transferred as the result of this related party transaction.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of July 31, 2013 and July 31, 2012, the Company had payable of $79,696 to Ms. Ruiz for the advances she made to the Company to cover incorporation costs of the Company and ongoing legal and accounting fees related to the Company’s SEC reporting obligations. These advances bear no interest, are unsecured and are due on demand.

On May 31, 2012, the Company entered into a promissory note with GEXPLO, SRL, a company owned by the Company’s then corporate secretary, Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that the Company paid on GEXPLO’s behalf for Alexia Claim which was acquired by the Company in July 2012. The loan is non-interest bearing and matures on December 31, 2012. The loan was cancelled by the Company as consideration in the Acquisition Agreement, on July 30, 2012. See Note 4 for the shares transferred between Ms. Ruiz and GEXPLO.

As of July 31, 2013, the Company had made advances to GEXPLO, a company owned by the Company's President, for a total of $137,247 for exploration expenses he paid on the Company's behalf.

As described in Note 4, as of July 31, 2013, the Company accrued related party payable of $70,000 for mineral claims, RICHARD and CHARLES, the Company acquired from Alain French during the third quarter.

NOTE 6 – CONVERTIBLE NOTES

On April 16, 2013, the Company borrowed $53,000 from Asher Enterprises, Inc. under a Convertible Promissory Note. The note is unsecured, bears interest at 8% per annum and matures on January 22, 2014. The note is convertible into common stock of the Company and the conversion price shall equal the variable conversion price of 47% multiplied by the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date.

On July 1, 2013, the Company borrowed $32,500 from Asher Enterprises, Inc. under a Convertible Promissory Note. The note is unsecured, bears interest at 8% per annum and matures on April 3, 2014. The note is convertible into common stock of the Company and the conversion price shall equal the variable conversion price of 50% multiplied by the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date.

The Company analyzed the Convertible Promissory Notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with a grant date fair value of $95,466 (See Note 7), qualified for accounting treatment as a financial derivative (See Note 7). The Company recognized a discount of $85,500 on this note as result of the embedded conversion feature being a financial derivative. The Company recognized $9,966 loss on derivative on the issuance date. The discount will be amortized by the Company through interest expense over the life of the note.

A summary of value changes to the Convertible Promissory Notes for the year ended July 31, 2013 is as follows:

	First Asher Note	Second Asher Note	Total
Principal amount	$53,000	$32,500	$85,000
Less: discount related to fair value of the embedded conversion feature	(53,000)	(32,500)	(85,000)
Add: amortization of discount	19,993	3,533	23,526
Carrying value at July 31, 2013	$19,993	$3,533	$23,526

During the year ended July 31, 201 3, the Company recorded $23,528 amortization of the debt discount on Asher Notes.

On June 12, 2013, the Company issued to JMJ Financial (the “Lender”) convertible promissory note as of the same date in the principal amount of $335,000 (the “Note”) with a maturity date of June 11, 2013, for total consideration of $300,000 (the “Consideration”) (there exists a $35,000 original issue discount (the “OID”)). As of July 31, 2013, the Company received $60,000 cash from JMJ and recorded $7,000 OID. The interest rate of the Note is 0% if repaid within the first 90 days, and shall increase to 12% after 90 days.

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

The Company analyzed the Convertible Promissory Notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature, with a grant date fair value of $49,724 (See Note 7), qualified for accounting treatment as a financial derivative (See Note 7). The Company recognized a discount of $49,724 on this note as result of the embedded conversion feature being a financial derivative. The discount will be amortized by the Company through interest expense over the life of the note.

A summary of value changes to the Convertible Promissory Notes for the year ended July 31, 2013 is as follows:

JMJ Note
Principal amount	$67,000
Less: discount related to fair value of the embedded conversion feature	(49,724)
Less: discount related to OID	(7,000)
Add: amortization of discount related to embedded conversion feature	6,675
Add: amortization of discount related to OID	939
Carrying value at July 31, 2013	$17,890

During the year ended July 31, 2013, the Company recorded $7,614 amortization of the debt discount on JMJ Notes.

NOTE 7 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion price under its Asher and JMJ notes causes the embedded conversion feature to be a financial derivative. The Company may not have enough authorized common shares to settle its obligation if the note holder elects to convert the note to common shares when the trading price is lower than certain threshold.

The fair value of the conversion feature is recognized as a financial derivative at issuance and is measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at the loan origination date and July 30, 2013:

	Debt	July 31,
	Origination Date	2013

Market value of common stock on measurement date (1)	$0.14 - $0.12	$0.105
Adjusted conversion price (2)	0.088 - 0.1122	0.083
Risk free interest rate (3)	0.08% - 0.15%	0.04% - 0.08%
Life of the note in years	0.73 - 1.0	0.48 - 0.86
Expected volatility (4)	190%-192%	192%
Expected dividend yield (5)	-	-
(1)	The market value of common stock is based on closing market price as of April 16, 2013, June 12, 2013, July 1, 2013 and July 30, 2013.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 1 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Financial Derivatives
Fair value at issuance	$ 145,190
Change in fair value of derivative liability	4,261
Fair value at July 31, 2013	$ 149,451

NOTE 8 – INCOME TAXES

Santo Mining uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Since inception, Santo Mining incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $1,359,548 at July 31, 2013, and will begin to expire in the year 2030. The net operating loss carry-forward amount is subject to IRS Section 382 limitation as the result of shares transferred by our officer in July 2013, described in Note 1.

At July 31, 2013 and 2012, deferred tax assets consisted of the following:

	2013	2012
Deferred tax asset (net operating loss carry-forward)	$231,354	$95,729
Less: valuation allowance	(231,354)	(95,729)
Deferred tax asset, net	$-	$-

NOTE 9 – EQUITY TRANSACTIONS

The Company’s authorized capital stock consists of:

-          450,000,000 shares of preferred stock with a $0.00001 par value

-          450,000,000 shares of common stock with a $0.00001 par value

Preferred Stock

As of July 31, 2013, the Company has not issued any preferred shares.

Common Stock

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

During the year ended July 31, 2012, the Company issued 233,335 shares of common stock to a third party vendor for services. These shares were valued and recorded at their fair value of $46,667.

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

Hanover deposited $90,000, as a nonrefundable Administrative Fee, into an escrow account, which was disbursed to the Company promptly after the filing of an initial registration statement with the SEC on March 15, 2013.

The Company issued 1,044,264 shares of the Company’s common stock to Hanover for its services. The fair value of these shares was $161,339.

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

On June 20, 2012 the company and Hanover executed a revised common stock purchase agreement and registration rights agreement. They also executed an amendment to the common stock purchase agreement on August 14, 2013.  The terms of the transaction are complete as of this date.

During the year ended July 31, 2013, the Company also issued 1,397,885 shares of common stock to a third party vendor for services. These shares were valued and recorded at their fair value of $360,427.

Also during the year ended July 31, 2013, the Company has recorded 2,500,000 shares of common stock, at fair value of $392,400 for purchase of mineral claims.

During the year ended July 31, 2013, the Company sold 1,500,000 shares of common stock for cash of $300,200.

NOTE 10 – SUBSEQUENT EVENTS

On August 14, 2013, the Company and Hanover executed an addendum (the “Addendum”) to the Purchase Agreement, pursuant to which Hanover would receive 536,172 of the shares on August 14, 2013 and 536,171 of the shares if the registration statement was not deemed effective within 30 calendar days. The Company issued 536,172 additional commitment shares to Hanover on August 14, 2013. As of the date of this Annual Report, the Registration Statement has not been declared effective. The remaining 536,171 shares have not been issued yet.

On October 2, 2013, the Company entered into an Amended Settlement and Agreement and Release (the “Settlement Agreement”) with IBC Funds, LLC, a Nevada limited liability company (“IBC”) pursuant to which the Company agreed to issue common stock to IBC in exchange for the settlement of $123,028 (the “Settlement Amount”) of past-due accounts payable of the Company.

Pursuant to the terms of the Settlement Agreement approved by the Order, on October 3, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a forty-five percent (45%) discount to lowest price based upon the average of the volume weighted average price of the Common Stock over the ten (10) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time.  As of the date of this report, the Company has issued 1,019,480 shares of the Company’s common stock to IBC.

On October 11, 2013, the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and IBC, in the matter entitled IBC Funds, LLC v. Santo Mining Corp.  (the “Action”). IBC commenced the Action against the Company to recover an aggregate of $123,028 of past-due accounts payable of the Company (the “Claim”), which IBC had purchased from certain vendors of the

Company pursuant to the terms of separate receivable purchase agreements between IBC and each of such vendors (the “Assigned Accounts”). The Assigned Accounts relate to certain legal, accounting, and financial services provided to the Company. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on October 11, 2013.

On October 23, 2013, the Company closed a Third Securities Purchase Agreement (the “Third Asher Agreement”),, pursuant to which Asher purchased, and the Company issued, a convertible promissory note with a principal amount of $32,500 (the “Third Asher Note”) with a maturity date of January 25, 2014. The interest rate of the Asher Note is 8% per annum through the maturity date.

On September 25, 2013, JMJ loaned the Company additional $25,000.

On March 13, 2013, the Company entered into a definitive long-term license agreement (the “License Agreement”) with Campania Minera Los Angeles Del Desierto CA De CV, a Mexican company (the “Concessionaire”), to develop and mine three metallic concessions (the “Concessions”) located in Ocampo, Coahuila in Mexico owned by the Concessionaire.   Pursuant to the License Agreement, the Concessionaire will receive 40% of any royalty from the Concessions, and the remaining 60% will be retained by the Company. The Company is also required to make payments totaling $210,000 (the “Initial Payment”) within a year of signing the License Agreement as well as issue 1,000,000 shares of the Company’s common stock to the Concessionaire by June 14, 2013. $100,000 of the Initial Payment will be advanced towards the royalty fee. As of the date of this report, the Company has issued 1,000,000 shares of the Company’s common stock and the remaining $200,000 has not been made yet.

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements as of and for the years ended July 31, 2013 and 2012  and for the period from July 8, 2009 (inception) to July 31, 2013, included in this report have been audited by GBH CPAs, PC, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of July 31, 2013, the Company's internal control over financial reporting were ineffective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal year ended July 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Name and Address	Age	Position(s)
Alain French	65	President, Principal Executive Officer, Secretary, Treasurer,
		Principal Financial Officer, Principal Accounting Officer and Director

Mario Rafael Mendez(1)	50	Director

(1)                 Mr. Mendez was appointed as a member of the Board of Directors of the Company on October 3, 2012.

Alain French, 65, is the President, Chief Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and Director of the Company. From November 16, 2011 through July 30, 2012, Mr. French was the Secretary of the Company. Mr. French has been involved in number of business ventures in both the U.K. and the Dominican Republic.  Most recently, Mr. French has worked in the mineral exploration and mining industry in the Dominican Republic.  From November of 2005 to the present, Mr. French has been the managing partner of Corona Materials, LLC.  Corona Materials is involved in the quarrying, crushing and exportation of construction aggregates in the Dominican Republic.  At Corona, Mr. French managed exploration activities including sample collection, drilling, and analysis.  From May 2006 to August 2011he was the President and part owner of Walvis Investments, S.A.  Walvis identified land parcels for the production of construction aggregates in the Dominican Republic.  Walvis accumulated 40 parcels of land and was sold to Corona Materials in August of 2011.

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

Mario Rafael Mendez, 50,  is an independent director of the Company. Mr. Mendez has over 16 years of experience specializing in environmental and social consulting services on major projects, including the mining sector in the Dominican Republic. Since 1996, Mendez has been the principal and technical vice-president of Consorcio Empaca-Redes, the Dominican Republic's leading environmental consulting firm. His extensive experience has spanned a wide array of sectors, including mining, cement plants, industrial plants, electric power plants, gas plants, marine ports, marinas, cruise ports, international airports, most major beach and golf resorts, and government projects. His clients have included Envirogold, Barrick Gold, Unigold, Domicem Cement, Carnival Cruise Line, Holiday Inns, Wyndam Resorts, Aerodom, Casa de Campo Resort, and the Minister of the Environment. Empaca represents Santo Mining in all environmental permitting and community relations. Mr. Mendez graduated with a bachelor's degree in Sociology from the Universidad Autonoma de Santo Domingo in 1985, and is a candidate for Doctor of Sociology from University of Vasco, Spain.

Mr. Mendez’s qualifications to serve on our Board include his experience with the mining sector in the Dominican Republic.

Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•               been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•               had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•               been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•               been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•               been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•               been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any

•               registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Committees of the Board of Directors

We do not presently have a separately designated audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, the sole director acts in those capacities. We believe that committees of the Board are not necessary at this time given that we are in the exploration stage.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Mr. French is our sole executive officer. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Director and sole executive officer positions combined.

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

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•         the director is, or at any time during the past three years was, an employee of the Company;

•         the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•         a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

•         the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•         the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

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

Item 11.                 Executive Compensation

The following table sets forth the compensation paid by us for the last two fiscal years ending July 31, 2012 and 2013 for our executive officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.  On November 16, 2011, Alain French was appointed as Secretary of the Company. On July 30, 2012, Rosa Habeila Feliz Ruiz resigned as the President, Principal Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company and was appointed as the Secretary of the Company. On July 30, 2012, Alain French resigned as the Secretary of the Company and was appointed as the President, Chief Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer of the Company.  On December 14, 2012, Rosa Habeila Feliz Ruiz resigned as Secretary and Director of the Company.  On December 14, 2012, Alain French, our President, Chief Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer was appointed as the Secretary of the Company.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alain French	2013	0	42,000	0	0	0	0	0	42,000
President, Principal Executive Officer, Principal Financial Officer, Treasure and Principal Accounting Officer	2012	0	7,327	0	0	0	0	0	7,327
Rosa Habeila Feliz Ruiz	2013	0	0	0	0	0	0	0	0
Secretary (1)	2012	0	0	0	0	0	0	0	0

(1) Ms. Ruiz resigned as Secretary on December 14, 2012.

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

Outstanding Equity Awards at the End of the Fiscal Year

We do not have any equity compensation plans and therefore no equity awards were outstanding as of July 31, 2013.

Stock Option Grants

We have not granted any stock options to the executive officers as of July 31, 2013.

Director Compensation

The members of our board of directors not deemed to be independent are not compensated for their services as a director.

In connection with the Company’s appointment of Mr. Mendez on October 3, 2012 as independent director of the Company, the Company entered into a director agreement with Mr. Mendez, pursuant to which the Company agreed to pay Mr. Mendez $1,000 per month for his services.

The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors.

DIRECTOR’S COMPENSATION TABLE

		Fees
		Earned				Nonqualified
		or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Fiscal	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Rosa Habeila Feliz Ruiz (1)	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
Alain French	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
Mario Rafael Mendez (2)	2013	9,000	0	0	0	0	0	9,000
	2012	0	0	0	0	0	0	0

(1)     Ms. Ruiz resigned as Secretary on December 14, 2012.

(2)     In connection with the Company’s appointment of Mr. Mendez on October 3, 2012 as independent director of the Company, the Company entered into a director agreement with Mr. Mendez, pursuant to which the Company will pay Mr. Mendez $1,000 per month for being a director.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our shares of common stock beneficially owned as of November 12, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of November 12, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of November 12, 2013is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock (2)
5% Stockholders

Gexplo, SRL 10 Avenida Tiradentes, Naco Suite No. 315 Santo Domingo, Dominican Republic	35,319,520	50.36%

Rosa Habeila Feliz Ruiz	4,680,480	6.67%

Directors and Executive Officers
Alain French 10 Avenida Tiradentes, Naco Suite No. 315 Santo Domingo, Dominican Republic	35,319,520(3)	50.36%
Mario Rafael Mendez	-	-
All directors and officers as a group (2 people)	35,319,520	50.36%

(1)     Unless otherwise provided, the address of each individual listed is Ave. Sarasota #20, Torre Empresarial, Suite 1103,

        Santo Domingo, Dominican Republic.

(2)     Based on 70,133,141 shares of common stock issued and outstanding as of November 12, 2013.

(3)     Includes 35,319,520shares issued to GEXPLO, SRL, of which Alain French is the 100% shareholder.

Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing

Item 13.                 Certain Relationships, Related Party Transactions and Director Independence.

Transaction with Related Persons

Ms. Ruiz, our former Secretary and Director, was deemed a “promoter” of our company, within the meaning of such term under the Securities Act of 1933 since she founded and organized our company. Ms. Ruiz was our only “promoter”.   On July 30, 2010, we issued 37,500,000 shares of common stock as restricted securities to Rosa Ruiz in consideration of $5,000.  Ms. Ruiz did not received and is not entitled to receive any additional consideration for his services as our promoter. On December 14, 2012, Rosa Habeila Feliz Ruiz resigned as Secretary and Director of the Company.

As of July 31, 2012, Santo Mining had advances of $79,696 payable to Ms. Ruiz after a reimbursement of $4,000 was made to her during the year.  These advances were made to cover incorporation costs of the Company and ongoing legal and accounting fees related to our SEC reporting obligations. The advances bear no interest, are unsecured and are due on demand. On December 14, 2012, Rosa Habeila Feliz Ruiz resigned as Secretary and Director of the Company.

On May 31, 2012, Santo Mining entered into a promissory note with GEXPLO, SRL, a company owned by Santo Mining’s President and Chief Executive Officer, Mr. Alain French.  The total amount loaned was $59,770 as of July 31, 2012 for exploration expenses that the Company paid on GEXPLO’s behalf.  The loan is non-interest bearing and matures on December 31, 2012.   The loan was cancelled by the Company as consideration in the Acquisition Agreement, on July 30, 2012.

On March 25, 2013, Santo Mining entered into the Richard Acquisition Agreement with GEXPLO, SRL, a company owned by Santo Mining’s President and Chief Executive Officer, Mr. Alain French for the acquisition of an undivided one hundred percent (100%) interest in and to the Richard Claim. In consideration for the Richard Acquisition, GEXPLO, SRL will receive a payment of $10,000 and 1,000,000 shares of the Company’s common stock.

On April 3, 2013, Santo Mining entered into the Charles Acquisition Agreement with GEXPLO, SRL, a company owned by Santo Mining’s President and Chief Executive Officer, Mr. Alain French for the acquisition of an undivided one hundred percent (100%) interest in and to the Charles Claim. In consideration for the Richard Acquisition, GEXPLO, SRL will receive a $10,000 upon closing of the Charles Acquisition Agreement, a second payment of $50,000 within 90 days of the closing of the Charles Acquisition Agreement, and 1,500,000 shares of the Company’s common stock

Director Independence

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

Item 14.     Principal Accounting Fees and Services

Audit Fees

For the Company’s fiscal years ended July 31, 2013 and 2012, we were billed approximately $12,450 and $13,050 for professional services rendered for the audit and quarterly reviews of our financial statements.

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

We do not have an audit committee.  Our entire board of directors pre-approves all servicesprovided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre- approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Amended Articles of Incorporation (1)
3.4	Amendment to Articles of Incorporation (2)
3.5	Bylaws(1)
4.1	Form of JM Note (9)
4.2	Form of Asher Note (10)
10.1	Consulting Agreement (1)
10.2	Lease Agreement (3)
10.3	Letter of Engagement (3)
10.4	Intellectual Property Agreement (4)
10.6	Franchise Agreement (4)
10.7	Mineral Property Acquisition Agreement (5)
10.8	Subscription Agreement (5)
10.9	Amended Mineral Property Acquisition Agreement (6)
10.10	Common Stock Purchase Agreement, dated June 20, 2013, by and between Hanover Holdings I, LLC. and Santo Mining Corp. (7)
10.11	Registration Rights Agreement, dated June 20, 2013, by and between Hanover Holdings I, LLC. and Santo Mining Corp.(7)
10.12	License Agreement, dated March 13, 2013, by and between Santo Mining Corporation and Campania Minera Los Angeles Del Desierto SA De CV.(8)
10.13	Mineral Property Acquisition Agreement, dated March 25, 2013, by and between Santo Mining Corporation and Gexplo SRL.(8)
10.14	Mineral Property Acquisition Agreement, dated April 3, 2013, by and between Santo Mining Corporation and Gexplo SRL.(8)
10.15	Securities Purchase Agreement, dated April 19, 2013, by and between Santo Mining Corporation and Asher Enterprises, Inc.(10)
10.16	Addendum to Common Stock Purchase Agreement, dated August 14, 2013, by and between Hanover Holdings I, LLC and Santo Mining Corp. (11)
10.17	Settlement Agreement and Release, dated October 2, 2013, between the Company and IBC Funds LLC.
101.INS	** XBRL Instance Document
101.SCH	** XBRL Taxonomy Extension Schema Document
101.CAL	** XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	** XBRL Taxonomy Extension Label Linkbase Document
101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document

(1)     Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 21, 2010.

(2)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2012.

(3)     Incorporated by reference to the Company’s Registration Statement on Form S-1/A-1 filed on December 15, 2010.

(4)     Incorporated by reference to the Company’s Registration Statement on Form S-1/A-1 filed on May 27, 2011.

(5)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 31, 2012.

(6)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 10, 2012.

(7)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2013

(8)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2013.

(9)     Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2013

(10)  Incorporated by reference to the company’s Quarterly Report on Form 10-Q filed on May 24, 2013

(11)  Incorporated by reference to the Company’s Registration Statement on Form S-1/A-1 filed on August 28, 2013.

**    XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2013

SANTO MINING CORP.

BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Director (Duly Authorized, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ALAIN FRENCH	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Director	November 13, 2013
Alain French

/s/MARIO RAFAEL MENDEZ	Director	November 13, 2013
Mario Rafael Mendez

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Amended Articles of Incorporation (1)
3.4	Amendment to Articles of Incorporation (2)
3.5	Bylaws(1)
4.1	Form of JM Note (9)
4.2	Form of Asher Note (10)
10.1	Consulting Agreement (1)
10.2	Lease Agreement (3)
10.3	Letter of Engagement (3)
10.4	Intellectual Property Agreement (4)
10.6	Franchise Agreement (4)
10.7	Mineral Property Acquisition Agreement (5)
10.8	Subscription Agreement (5)
10.9	Amended Mineral Property Acquisition Agreement (6)
10.10	Common Stock Purchase Agreement, dated June 20, 2013, by and between Hanover Holdings I, LLC. and Santo Mining Corp. (7)
10.11	Registration Rights Agreement, dated June 20, 2013, by and between Hanover Holdings I, LLC. and Santo Mining Corp.(7)
10.12	License Agreement, dated March 13, 2013, by and between Santo Mining Corporation and Campania Minera Los Angeles Del Desierto SA De CV.(8)
10.13	Mineral Property Acquisition Agreement, dated March 25, 2013, by and between Santo Mining Corporation and Gexplo SRL.(8)
10.14	Mineral Property Acquisition Agreement, dated April 3, 2013, by and between Santo Mining Corporation and Gexplo SRL.(8)
10.15	Securities Purchase Agreement, dated April 19, 2013, by and between Santo Mining Corporation and Asher Enterprises, Inc.(10)
10.16	Addendum to Common Stock Purchase Agreement, dated August 14, 2013, by and between Hanover Holdings I, LLC and Santo Mining Corp. (11)
10.17	Settlement Agreement and Release, dated October 2, 2013, between the Company and IBC Funds LLC.
101.INS	** XBRL Instance Document
101.SCH	** XBRL Taxonomy Extension Schema Document
101.CAL	** XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	** XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	** XBRL Taxonomy Extension Label Linkbase Document
101.PRE	** XBRL Taxonomy Extension Presentation Linkbase Document

(1)     Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 21, 2010.

(2)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2012.

(3)     Incorporated by reference to the Company’s Registration Statement on Form S-1/A-1 filed on December 15, 2010.

(4)     Incorporated by reference to the Company’s Registration Statement on Form S-1/A-1 filed on May 27, 2011.

(5)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 31, 2012.

(6)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 10, 2012.

(7)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2013

(8)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2013.

(9)     Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2013

(10)  Incorporated by reference to the company’s Quarterly Report on Form 10-Q filed on May 24, 2013

(11)  Incorporated by reference to the Company’s Registration Statement on Form S-1/A-1 filed on August 28, 2013.

**    XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.