Form 10-K/A
period 2013-07-31
Santo Mining Corp.
filed 2013-11-26
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report of Santo Mining Corp. (the “Company”) on Form 10-K, for the fiscal year ended July 31, 2013, filed with the Securities and Exchange Commission on November 13, 2013 (the “Form 10-K”). The purpose of this Amendment is solely to: (1) make adjustments to certain XBRL (eXtensible Business Reporting Language) information filed as part of the Form 10-K; and (2) amend Item 15 to include Exhibits 31.1 and 32.1, which were previously filed but not included in the exhibit and financial statement schedules.   This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures, financial statements or supplementary data made in the original Form 10-K

TABLE OF CONTENTS

	PART IV	Page
Item 15.	Exhibits and Financial Statement Schedules.	3

	Signature Page	5

PART IV

Item 16. Exhibits and Financial Statement Schedules

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Amended Articles of Incorporation (1)
3.4	Amendment to Articles of Incorporation (2)
3.5	Bylaws(1)
4.1	Form of JM Note (9)
4.2	Form of Asher Note (10)
10.1	Consulting Agreement (1)
10.2	Lease Agreement (3)
10.3	Letter of Engagement (3)
10.4	Intellectual Property Agreement (4)
10.6	Franchise Agreement (4)
10.7	Mineral Property Acquisition Agreement (5)
10.8	Subscription Agreement (5)
10.9	Amended Mineral Property Acquisition Agreement (6)
10.10	Common Stock Purchase Agreement, dated June 20, 2013, by and between Hanover Holdings I, LLC. and Santo Mining Corp. (7)
10.11	Registration Rights Agreement, dated June 20, 2013, by and between Hanover Holdings I, LLC. and Santo Mining Corp.(7)
10.12	License Agreement, dated March 13, 2013, by and between Santo Mining Corporation and Campania Minera Los Angeles Del Desierto SA De CV.(8)
10.13	Mineral Property Acquisition Agreement, dated March 25, 2013, by and between Santo Mining Corporation and Gexplo SRL.(8)

10.14	Mineral Property Acquisition Agreement, dated April 3, 2013, by and between Santo Mining Corporation and Gexplo SRL.(8)
10.15	Securities Purchase Agreement, dated April 19, 2013, by and between Santo Mining Corporation and Asher Enterprises, Inc.(10)
10.16	Addendum to Common Stock Purchase Agreement, dated August 14, 2013, by and between Hanover Holdings I, LLC and Santo Mining Corp. (11)
10.17	Settlement Agreement and Release, dated October 2, 2013, between the Company and IBC Funds LLC. (12)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)     Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 21, 2010

(2)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2012

(3)     Incorporated by reference to the Company’s Registration Statement on Form S-1/A-1 filed on December 15, 2010

(4)     Incorporated by reference to the Company’s Registration Statement on Form S-1/A-1 filed on May 27, 2011

(5)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 31, 2012

(6)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 10, 2012

(7)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 27, 2013

(8)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 8, 2013

(9)     Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on June 19, 2013

(10)  Incorporated by reference to the company’s Quarterly Report on Form 10-Q filed on May 24, 2013

(11)  Incorporated by reference to the Company’s Registration Statement on Form S-1/A-1 filed on August 28, 2013.

(12)  Incorporated by reference to the Company’s Annual Report on Form 10-K filed on November 13, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 25, 2013

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

Signature	Title	Date

/s/ALAIN FRENCH	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Director	November 25, 2013
Alain French

/s/MARIO RAFAEL MENDEZ	Director	November 25, 2013
Mario Rafael Mendez