Form 10-Q
period 2013-10-31
Santo Mining Corp.
filed 2013-12-23
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,661,142 as of December 20, 2013.

SANTO MINING CORP.

FORM 10-Q

As of and for the period ended

October 31, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                                                                                                   Index

Balance Sheets (unaudited)......................................................................................................... F–1

Statements of Operations (unaudited).......................................................................................... F–2

Statements of Cash Flows (unaudited)......................................................................................... F–3

Notes to the Financial Statements (unaudited).............................................................................. F–4

SANTO MINING CORP. (A Development Stage Company) BALANCE SHEETS

	October 31, 2013	July 31, 2013
ASSETS
CURRENT ASSETS
Cash	$29,639	$20,653
Prepaid expenses	53,322	78,728
Total Current Assets	82,961	99,381

Mineral claims	186,915	186,915
Website, net of amortization & impairment of $3,102 and $648, respectively	-	3,102
Deposits	10,000	137,247

TOTAL ASSETS	$279,876	$426,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,106	$119,648
Stock payable	263,604	392,400
Derivative liability	221,993	149,451
Related party payable	149,696	149,696
Convertible notes payable, net of discount of $45,702 and $31,140, respectively	91,989	41,416

TOTAL LIABILITIES	848,388	852,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, 450,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 450,000,000 shares authorized, $0.00001 par value; 70,133,141 and 67,577,489 shares issued and outstanding, respectively	701	675
Additional paid-in capital	1,354,966	1,118,734
Deficit accumulated during the development stage	(1,924,179)	(1,545,375)

TOTAL STOCKHOLDERS' DEFICIT	(568,512)	(425,966)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$279,876	$426,645

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS
	Three Months Ended October 31,		Period from July 8, 2009 (Inception) to October 31,
	2013	2012	2013
OPERATING EXPENSES:
Consulting fees	$4,000	$130,870	$450,859
General and administrative	282,149	61,025	1,093,878
Legal and accounting fees	12,475	14,261	243,969
Impairment of assets	2,859	-	2,859

Total operating expenses	301,483	206,156	1,791,565

Other income (expense):
Foreign currency transaction gain (loss)	-	-	(173)
Change in fair value of derivative liability	(17,209)	-	(31,436)
Loss on debt settlement	(8,250)	-	(8,250)
Interest expense	(51,862)	-	(92,759)
Interest income	-	-	4

Total other income (expense)	(77,321)	-	(132,614)

Net loss	$(378,804)	$(206,156)	$(1,924,179)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	68,381,801	63,967,586

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	Three Months Ended October 31,		From July 8, 2009 (Inception) to October 31, 2013
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(378,804)	$(206,156)	$(1,924,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	243	3,807	2,231
Share-based compensation	107,962	17,499	992,325
Impairment of assets	2,859	-	2,859
Loss on derivative at issuance	3,565	-	3,565
Change in fair value of derivative liability	17,209	-	31,436
Loss on debt settlement	8,250	-	8,250
Amortization of debt discount	46,608	-	78,020
Changes in operating assets and liabilities:
Prepaid expense and other assets	127,247	16,826	(44,349)
Accounts payable and accrued expenses	18,847	48,505	138,495
Net cash used in operating activities	(46,014)	(119,519)	(711,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral claims	-	(46,349)	(71,770)
Payments for website	-	(210)	(5,090)
Net cash used in investing activities	-	(46,559)	(76,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	300,000	540,150
Proceeds from issuance of convertible notes payable, net	55,000	-	198,000
Proceeds from related party payable	-	-	79,696
Net cash provided by financing activities	55,000	300,000	817,846

Net change in cash	8,986	133,922	29,639
Cash, beginning of period	20,653	50,793	-

Cash, end of period	$29,639	$184,715	$29,639

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid	$-	$-	$4
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid expenses	$-	$-	$108,000
Shares transferred between related parties for mineral claims	$-	$6,654	$10,796
Liability accrued for purchase of mineral claims	$-	$-	$70,000
Fair value of derivative liability	$52,629	$-	$187,853
Shares issued for stock payable	$167,400	$-	$167,400
Shares issued for settlement of debt	$18,250	$-	$18,250

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

On July 30, 2012, the Company entered into a mineral property acquisition agreement (the "Acquisition Agreement") with GEXPLO, SRL (the "Vendor") and Rosa Habeila Feliz Ruiz, the Company’s former officer and director, whereby the Company agreed to acquire from the Vendor an undivided one hundred percent (100%) interest in and to a mineral claim known as Alexia, which is located in the province of Dajabon, in the municipalities of Dajabon and Partido, specifically in the sections Chaucey, La Gorra and Partido Arriba, covering  Los Indios, Pueblo Nuevo, Hatico Viejo, El Junco, La Gallina, Tahuique and Charo located in the Dajabon 5874-I (11) and Loma de Cabrera 5874-II (19) topographical sheets. Pursuant to the terms of the Acquisition Agreement, in consideration of an undivided 100% interest in and to the Alexia Claim, the Vendor will receive 6,456,600 shares of the Company’s common stock transferred from Ms. Ruiz and the cancellation of the promissory note for $59,770 from the Company to the Vendor dated May 31, 2012.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value. And no impairment charges have been recorded by the Company. As of October 31, 2013, the Company capitalized $186,915 of mineral claim acquisition costs.

Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of five years. The Company determined in this quarter they will no longer use the website they previously purchased and impaired the remaining book value.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on October 31, 2013.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ -	$ 221,993	$ 221,993

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

Subsequent Events

The Company evaluated events subsequent to October 31, 2013 through the date the financial statements were issued for disclosure considerations.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Santo Mining will continue to meet its obligations and continue its operations for the next twelve months. As of October 31, 2013, Santo Mining has not generated revenues, has working capital deficit and has accumulated losses of $1,924,179 since its inception. These factors raise substantial doubt regarding Santo Mining’s ability to continue as a going concern. The continuation of Santo Mining as a going concern is dependent upon financial support from its stockholders, the ability of Santo Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Mining be unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

As of October 31, 2013 and July 31, 2013, the Company had payable of $79,696 to Ms. Ruiz, a former officer and director of the Company, for the advances she made to the Company to cover incorporation costs of the Company and ongoing legal and accounting fees related to the Company’s SEC reporting obligations. These advances bear no interest, are unsecured and are due on demand.

On May 31, 2012, the Company entered into a promissory note with GEXPLO, SRL, a company owned by the Company’s then corporate secretary (and current President, Secretary, Treasurer and Director), Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that the Company paid on GEXPLO’s behalf for Alexia Claim which was acquired by the Company in July 2012. The loan is non-interest bearing and matures on December 31, 2012. The loan was cancelled by the Company as consideration in the Acquisition Agreement, on July 30, 2012. See Note 4 for the shares transferred between Ms. Ruiz and GEXPLO.

Through October 31, 2013, the Company had made advances to GEXPLO, a company owned by the Company's President, Secretary, Treasurer and Director, for a total of $140,142 for exploration expenses he was going to pay on the Company's behalf. These advances were originally recorded as deposit. During the three months ended October 31, 2013, GEXPLO paid the Company’s exploration expense and the entire deposit amount was expensed by the Company.

As described in Note 4, as of October 31, 2013, the Company accrued related party payable of $70,000 for mineral claims, RICHARD and CHARLES, the Company acquired from Alain French during the third quarter.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Asher Notes:

On April 16, 2013, the Company borrowed $53,000 from Asher Enterprises, Inc. (“Asher”) under a Convertible Promissory Note. The note is unsecured, bears interest at 8% per annum and matures on January 22, 2014. The note is convertible into common stock of the Company and the conversion price shall equal the variable conversion price of 47% multiplied by the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date.

On July 1, 2013, the Company borrowed $32,500 from Asher under a Convertible Promissory Note. The note is unsecured, bears interest at 8% per annum and matures on April 3, 2014. The note is convertible into common stock of the Company and the conversion price shall equal the variable conversion price of 50% multiplied by the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date.

On October 23, 2013, the Company borrowed $32,500 from Asher under a Convertible Promissory Note. The note is unsecured, bears interest at 8% per annum and matures on July 25, 2014. The note is convertible into common stock of the Company and the conversion price shall equal the variable conversion price of 50% multiplied by the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date.

The Company analyzed the Asher Notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature qualified for accounting treatment as a financial derivative (See Note 7). The Company recognized a discount of $32,500 and $85,500 for the period ended October 31, 2013 and July 31, 2013, respectively, on these notes as result of the embedded conversion feature being a financial derivative. The Company recognized $3,565 and $9,966 loss for the period ended October 31, 2013 and July 31, 2013, respectively, on derivative on the issuance date. The discount will be amortized by the Company through interest expense over the life of the note.

A summary of value changes to the Convertible Promissory Notes for the period ended October 31, 2013 and July 31, 2013 are as follows:

	First Asher Note	Second Asher Note	Third Asher Note	Total
Carrying value at July 31, 2013	$19,993	$3,533	$-	$23,526
Additional borrowings			32,500	32,500
Less: discount related to fair value of the embedded conversion feature			(32,500)	(32,500)
Add: amortization of discount	17,352	10,833	945	29,130
Carrying value at October 31, 2013	$37,345	$14,366	$945	$52,656

During the three months ended October 31, 2013, the Company recorded $29,130 amortization of the debt discount on the Asher Notes.

JMJ Notes:

On June 12, 2013, the Company issued to JMJ Financial (“JMJ”) convertible promissory note in the principal amount of $335,000 (the “Note”) with a maturity date of one year from the effective date of each payment for total consideration of $300,000 (the “Consideration”) (there was an original issue discount (the “OID”) of $35,000). As of July 31, 2013, the Company received $60,000 cash from JMJ and recorded $7,000 OID. The interest rate of the Note is 0% if repaid within the first 90 days, and shall increase to 12% after 90 days.

On September 25, 2013, JMJ advanced the Company additional $25,000 and the Company recorded $2,917 OID.

Pursuant to the terms of the Note, JMJ may elect to convert all or part of the outstanding unpaid principal and accrued interest into shares of the Company’s common stock (up to an amount that would result in JMJ Financial holding no more than 4.99% of the outstanding shares of common stock of the Company) at a conversion price of the lesser of: (i) $0.138, or (ii) 60% of the lowest trade price in the 25 trading days preceding the conversion.

The Company analyzed the Convertible Promissory Notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature qualified for accounting treatment as a financial derivative (See Note 7). The Company recognized a discount $20,129 and $49,724 for the period ended October 31, 2013 and July 31, 2013, respectively, on this note as result of the embedded conversion feature being a financial derivative. The discount will be amortized by the Company through interest expense over the life of the note.

A summary of value changes to the Convertible Promissory Notes for the period from July 31, 2013 to October 31, 2013 are as follows:

JMJ Note
Carrying value at July 31, 2013	$17,890
Additional borrowings	27,917
Less: discount related to fair value of the embedded conversion feature	(20,129)
Less: discount related to OID	(2,917)
Add: amortization of discount	16,572
Carrying value at October 31, 2013	$39,333

During the three months ended October 31, 2013, the Company recorded $16,572 amortization of the debt discount on JMJ Notes.

NOTE 7 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion price under its Asher and JMJ notes causes the embedded conversion feature to be a financial derivative. The Company may not have enough authorized common shares to settle its obligation if the note holder elects to convert the note to common shares when the trading price is lower than certain threshold.

The fair value of the conversion feature is recognized as a financial derivative at issuance and is measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at the loan origination date and October 31, 2013:

	July 31,	Debt	October 31,
	2013	Origination Date	2013

Market value of common stock on measurement date (1)	$0.105	$0.072 - $0.035	$0.028
Adjusted conversion price (2)	0.083	0.027 – 0.056	0.0204
Risk free interest rate (3)	0.04% - 0.08%	0.05% - 0.11%	0.03% - 0.08%
Life of the note in years	0.48 - 0.86	0.75 – 1.0	0.23 – 0.90
Expected volatility (4)	192%	192%	207%
Expected dividend yield (5)	-	-	-

(1)	The market value of common stock is based on closing market price as of July 31, 2013, September 25, 2013, October 23, 2013 and October 31, 2013.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 1 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Financial Derivatives
Fair value at July 31, 2013	$149,451
Fair value of new financial derivatives	52,629
Change in fair value of derivative liability	19,913
Fair value at October 31, 2013	$221,993

NOTE 8 – EQUITY TRANSACTIONS

On August 14, 2013, the Company and Hanover executed an addendum (the “Addendum”) to the Purchase Agreement, pursuant to which Hanover would receive 536,172 of the shares on August 14, 2013 and 536,171 of the shares if the registration statement was not deemed effective within 30 calendar days. The Company issued 536,172 additional commitment shares to Hanover on August 14, 2013. As of the date of this Report, the Registration Statement has not been declared effective. The remaining 536,171 shares have not been issued yet. The Company recorded $38,604 in stock payable.

On October 2, 2013, the Company entered into an Amended Settlement and Agreement and Release (the “Settlement Agreement”) with IBC Funds, LLC, a Nevada limited liability company (“IBC”) pursuant to which the Company agreed to issue common stock to IBC in exchange for the settlement of $123,028 (the “Settlement Amount”) of past-due accounts payable of the Company.

Pursuant to the terms of the Settlement Agreement approved by the Order, on October 3, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a forty-five percent (45%) discount to lowest price based upon the average of the volume weighted average price of the Common Stock over the ten (10) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time.  As of the October 31, 2013, the Company has issued 1,019,480 shares of the Company’s common stock to IBC to settle $18,250 in debt and recorded $8,250 loss on settlement of debt for the additional 250,000 shares issued to IBC pursuant to the agreement.

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

NOTE 9 – SUBSEQUENT EVENTS

In December 2013, the Company received additional $30,000 from JMJ.

In November 2013, the Company made $100,000 deposit to Campania Minera Los Angeles Del Desierto CA De CV, a Mexican company pursuant to the License Agreement entered in March 2013 to develop and mine three metallic concessions located in Mexico. The Company is required to make payments totaling $210,000 and 1,000,000 shares of the Company’s common stock.

From November 1, 2013 to the date of report, the Company issued 3,896,103 shares of the Company’s common stock to IBC to settle $20,000 in debt, 9,631,898 shares of common stock to Asher to settle $39,000 in debt, and 4,000,000 shares of common stock to JMJ to settle $10,080 in debt.

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

Overview

Santo Mining Corp. (the “Company”) is a development stage company and has not yet generated or realized any revenues from our business operations.

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

Plan of Operations

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

Over one thousand additional samples have been collected and placed in storage pending assaying in the future. The Company's Chief Executive Officer is of the opinion some of the VMS and sulphide samples would benefit from pretreatment by roasting and gas chlorination to liberate the precious metals for assaying. This pretreatment process has been confirmed by the exploration team on laboratory scale where samples are treated one by one in a purpose built stainless steel reactor. At the time of writing company is considering ways to prepare and pretreat multiple samples simultaneously using a corrosion resistant production scale titanium reactor.

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

Claim Status

Alexia Claim

In 2012, the Santo Mining exploration team conducted a reconnaissance survey and preliminary stream sediment geochemical stream sediment survey of the Alexia Exploration Concession Application. Later in 2012 a second reconnaissance of the area was conducted by geologist Salvador Brouwer. To date 12 stream sediment samples have been collected which were bagged, tagged, sealed and delivered to secure storage in Santo Domingo. The streams proved to be contaminated and no anomalies were identified. The exploration team plans to return to the area in 2013 for more detailed exploration. Costs to date are: Manpower $6,000, Logistics and Equipment $3,300, Acme Labs $650, Overhead $5,300. Total Costs to Date: $15,250. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 1,200 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $210,000.

Walter Claim

Since September 2012, the Santo Mining exploration team has conducted a series of surface geochemical survey of the Walter Exploration Concession Application. To date over 350 samples have been collected and 300 bagged, tagged, sealed and delivered to secure storage in Santo Domingo. A total of 251 samples were delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped. Several potential precious and base metal anomalies were identified from the suite Acme analyses and shallow diamond core drill targets have been defined. Costs to date are: Manpower $29,000, Logistics and Equipment $6,000, Acme Labs Analysis 8,800.00, Overhead 15,000. Total Costs to Date: $58,800. Budget estimate to complete geophysical investigation/interpretation, 2,000 meters shallow drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $155,000.

Maria Claim

In 2012, the Santo Mining Exploration team conducted a reconnaissance survey of the Maria Exploration Concession Application. A new geological chart by Spanish Geological & Mining Institute (IGME) has been received. The exploration team plans to return to the area in 2014 for detailed exploration. Costs to date are: Manpower $1,650, Logistics and Equipment $1,100, Overhead $2,100. Total Costs to Date: $4,850. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 1,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $178,000.

Henry Claim

In 2012, the Santo Mining exploration team conducted a reconnaissance survey of the Henry Exploration Concession Application. To date no systematic exploration has been undertaken. The exploration team plans to return to the area in 2014 for detailed exploration.  At this time the Henry property is without known reserves and the proposed program is exploratory in nature.

Francesca Claim

 In 2012, the Santo Mining Exploration team conducted a reconnaissance survey of the Francesca Exploration Consession Application. Later in 2012 a second reconnaissance of the area was conducted by geologist Salvador Brouwer. The exploration team plans to return to the area in 2014 for detailed exploration. Costs to date are: Manpower $1,500, Logistics and Equipment $1,450, Overhead $4,100. Total Costs to Date: $6,950. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 800 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $151,000. At this time the Francesca property is without known reserves and the proposed program is exploratory in nature.

Kato (fka Eliza)

In 2012, the Santo Mining Exploration team conducted a reconnaissance survey of Kato Exploration Concession Application. To date no exploration has been undertaken.  The exploration team plans to return to the area  in 2014 for detailed exploration. Costs to date are: Manpower $1,100 and Overhead $2,100. Total Costs to Date: $3,200. Budget estimate to complete geophysical investigation / interpretation, 300m trenching, 1,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $158,000.

Nathaniel Claim

In 2012, the Santo Mining Exploration team conducted a reconnaissance survey of the Nathaniel Exploration Concession Application. Later in 2012 a second reconnaissance of the area was conducted by geologist Salvador The exploration team plans to return to the area in 2014 for detailed exploration. Costs to date are: Manpower $1,500, Logistics and Equipment $1,450, Overhead $4,100. Total Costs to Date: $6,950. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 800 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $151,000.

Richard Claim

Since September 2012, the Santo Mining Exploration team has conducted six campaigns of surface geochemical surveys of the Richard Exploration Concession Application. Preliminary reconnaissance was conducted by geologist Salvador Brouwer who collected rock and sediment samples at confluences and exit points. To date over 250 samples have been collected and 236 bagged, tagged, sealed and delivered to secure storage in Santo Domingo. Selected samples were periodically delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped. Several potential precious and base metal anomalies were identified from the suite Acme analyses and shallow diamond core drill targets have been defined. Costs to date are: Manpower $29,000, Logistics and Equipment $6,000, Acme Labs Analysis $3,000, Overheads $15,000. Total Costs to Date: $53,000. Budget estimate to complete geophysical investigation/interpretation, 200m trenching, 1,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $224,000.

Charles Claim

Beginning in early 2013, staff geologist Elpidio Moronta assisted by seasoned gold scout Ramoncito Vasquez conducted three geochemistry rock, soil and stream sediment sampling expeditions on Charles Exploration Concession Application. To date 34 rock and stream sediment sample have been collected, bagged, tagged, sealed and delivered to secure storage in Santo Domingo. 23 Selected samples were periodically delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped and then sent to Acme Labs in Vancouver Canada. The splits of copper samples with results of 1% (maximum detection level of the test) will be retested by fire assay at Acme to determine the true grades.  Additional work includes geophysical survey, trenching, diamond core drilling and preparation of a NI-43-101 and SEC equivalent report. Costs to date are: Manpower $16,000 Logistics and Equipment $8,000, Acme Labs $1,150, Overhead $7,000. Total Costs to Date: $32,150. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 2,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $487,000.

El Angel Del Desierto, El Relampago Azul and La Valeria Mexico

Success Overview: Economic grades of Gold and Silver have been successfully liberated in in-house mercury amalgamation batch and at local laboratory by roasting with chlorine gas. A portable chlorine gas reactor oven is being fabricated to repeat pretreatment process under certified conditions. Advanced metallurgy and mineralogy is continuing with the objective of identify precious metal “host” minerals. With this information it will be possible to specify and test a gravity and floatation concentration plant process for testing. All permits in place except for forestry permit expected to take 60-90 days allowing for near-term production to generate cash-flow.

Geochemical Testing: Since November 2012, the Santo Mining Exploration team has conducted three surface geochemical survey of part of the 727 hectare area of the three Exploitation Concessions. Preliminary reconnaissance and geochemical survey was conducted by Mine Engineer Juan Luis Castillo who collected 18 rock soil samples from the base perimeter and summit of a mineralized hill.  The samples were bagged, tagged, sealed and delivered to secure Acme Laboratories in Guadalajara Mexico where they were dried, crushed (or sieved in the case of soils) and pulped.  500 g of the processed samples were then sent to Acme Labs in Vancouver. No precious and base metal anomalies were identified in the Acme analyses reportedly due to the refractory nature of the mineralization. The 18 sample splits were forwarded by Acme to Garza laboratories for pretreatment by roasting with chlorine gas. Garza then sent these pretreated samples to Inspectorate labs in Reno Nevada and the samples returned positive results with average results of 3.17 g/t Gold and 57.3 g/t silver. Bulk samples were sent to SGS in Tucson, Arizona for Metallurgy scoping initially on the #3 sample taken from the summit of the mineralized hill, the suite of tests included metallic assays, precious metal characterization, gravity concentration, cyanidation bottle roll tests, etc. SGS sub-contracted Montana Tech to conduct mineralogy on all three samples. Costs to date are: Manpower $14,300, Logistics and Equipment $9,200, Labs Analysis 1,800.00, Metallurgy testing $8,300, Overhead $12,200. Total Costs to Date: $45,800. Budget estimate to complete geophysical investigation and interpretation, 2,000 meters shallow drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $235,000.

Review of Testing to Date: We have conducted "industry standard" metallurgy and mineralogy testing which to date has not pinpointed precious metal “host” minerals. The reason for this is the mineral ore is "refractory" in nature and requires a pretreatment step to liberate the gold and silver. The gold and silver is submicroscopic and invisible under optical and electron microscopes which requires advanced mineralogy testing using higher resolution technology. To review third party testing during 2012 and 2013, numerous samples collected from “El Angel del Desierto” according to industry standards and protocols were dispatched to: (1) Acme Labs, Vancouver Canada for multi-element and fire assay analysis;  (2) Garza Industrial Labs, Saltillo Mexico for pre-treatment for refractive gold, silver and platinum; (3)  Inspectorate Labs, Reno Nevada for multi-element and fire assay of the pre-treated samples; and (4) SGS Labs, Tucson Arizona  to for metallurgy scoping study and metal characterization: (5) Montana Tech for mineralogy profiling; (6) University of Western Ontario for nano scale analysis using D-SIMS technology; (7) Fairchild Laboratories in Monterrey Mexico to assay mercury amalgamation residues; and UANL for Hydrofluoric Acid digestion for Platinum Group Elements.

Host Minerals: Unlike successful in-house testing, the results from these standard and progressively advanced testing did not identify the “host” or “precious metal carrying minerals” so we can proceed to specify an efficient gravity, floatation or magnetic concentration process. However testing has been useful in that did eliminate several sulphides including pyrite, arsenopyrite and pyrrhotite. It was a surprise to all when the testing indicated a low percent of total sulfides which led us to deduce that the economic levels of precious metals were likely: refractory; submicroscopic, locked in oxides, carbonaceous material or quartz; and encapsulated in silica.

Submicroscopic Gold: Submicroscopic gold is classified as being less that 0.01 micron in size whereas optical and electron scanning microscopes as used by Montana can only see grains of gold that are greater than 5 microns rendering submicroscopic gold invisible under standard testing. As with somewhat similar Carlin type mineralization more advanced D-SIMS technology was used to study the sulfides. However only trace quantities were detected in the sulfides indicating the precious metals were sequestered in one or more of the 35 remaining minerals identified by Montana Tech. The inconclusive results from the SGS Labs metallurgy and Montana Tech mineralogy received in July 2013 were due to the refractory nature of the ore material. Refractory or Rebellious ores are generally not amenable to standard metallurgy and mineralogy testing and can be quite complex. Unraveling all the nuances of the gold, sulphide and silica associations can be a challenge for process mineralogist especially when the gold is not visible under the microscope and dissolved in solids.

The Company has focused on repeating the two successful pretreatment processes being concentrated Hydrochloric Acid digestion followed by mercury amalgamation and more specifically the Garza Roasting/Chlorine Gas pretreatment process. This is so they may be duplicated under certified conditions. Also as funds become available the Company plans to complete more advanced testing such as D-SIMs on the remaining oxides, carbon, mineralized clays and quartz minerals.

Recent Exploration: The Company has focused on the near-term production opportunity in Mexico so the company may start producing revenues. The CEO has travelled on several occasions to El Angel del Desierto concession during 2012- 2013 the last trip being in early December 2013. CEO and licensed Mine Engineer, Juan Luis Castillo Velez supervised the collection, tagging and sealing of geochemical soil and rock samples in accordance to standard sampling practices. The samples were collected to confirm and verify previous analyses by ALS Labs, Fairchild Labs, University of Nuevo Leon, Met-Mex, and Platinum Investments.

Successful In-House Hydrochloric Acid Digestion: The results from these prior analyses indicate the logical probability of economic concentrations of gold, silver, and possibly even platinum metal group. On three separate occasions the CEO conducted concentrated hydrochloric acid digestion on bulk samples followed by mercury amalgamation of the colloid… the gold/silver/mercury residue was sent in August to Fairchild laboratories in Monterrey Mexico with positive results as high as 5.8 g/t gold and 17. g/t silver. This successful in-house HCl and mercury process was repeatedly performed under the supervision of the CEO, using all new chemicals, reagents, containers and fewer than 100% secure chain-of-custody. Again the positive results from solid support for the probability of economic levels of gold and silver mineralization.

Details of Successful In-House Hydrochloric Acid Digestion More specifically, on three separate occasions bulk samples were collected and processed at a pilot plant facility in Muzquiz operated by Mine Engineer Juan Luis Castillo. The samples were ground to 60-70 mesh passing at this facility and one batch 200 mesh passing at the laboratory of the Metallurgy Faculty, UANL in La Rosita. Splits from selected samples were concentrated using a standard cyclone concentrator and dried. Various samples weighing between 500gms and 60 kg were pretreated using a concentrated hydrochloric acid digestion for 24 hours and potassium permanganate and calcium chlorate reagents were added to assist in liberation of precious metals. The resulting liquid colloid was poured repeatedly over mercerized copper plates to extract gold and silver.  The HCl digestion and amalgamation was monitored by the CEO and on each occasion it was observed that the amalgamation plates immediately turned gold in color. The gold copper “dore” as collected and the residues were weighed and placed individually in new sterile glass containers for delivery by the CEO to Fairchild Labs in Monterrey Mexico for fire assay.  The results were as high as 5.8 g/t gold and 17.0 g/t Silver.

Successful Roasting and Chlorine gas Pretreatment: Secondly, since 2009 a successful concentration and pretreatment process has been demonstrated by Chemist Carlos Garza of Saltillo Mexico initially working for the concessionaires. According to Garza he has previously concentrated various bulk samples including concentrating an 80 kg bulk samples to 1 kg using a gravity table. The concentrates were then pretreated by roasting at 500-700oC under a constant flow of chlorine gas and air. This was accomplished in a custom-built “fluid-bed” reactor oven of his design and construction. The pretreated concentrate was split into four 250 g samples which were sent to Mex-Met Penoles a major smelter/refinery in Mexico and ASL Chemex Labs for assay and all returned impressive results for the 80:1 concentrate in the range of 1,513 g/t gold and 600 g/t silver. Garza was also hired by the company to pretreat 18 samples collected from a mineralized hill at the “El Angel del Desierto” concession. These pretreated head samples were sent to Inspectorate Labs in Reno Nevada and returned impressive average grades of 3.7 g/t gold and 57.7 g/t silver.

Repeating Garza Processes Under Certified Conditions: The Company’s immediate focus is to duplicate Carlos Garzas Gravity Concentration and Roasting/Chlorine Gas pretreatment processes at a certified laboratory. In December 2013, the company together with the concessionaires started fabricating a portable 40% scale refractory kiln /gas chlorine reactor. This smaller scale oven has the advantage that it may be easily shipped around to certified labs to verify and certify the successful results obtained by Garza who has agreed to provide technical assistance in setting up the procedures. It is anticipated the new reactor oven will be operational in the second half of January 2013. Certification of these processes would permit Santo Mining to incorporate the results into a NI-43-101 or equivalent resource estimate and or bankable feasibility study.

 Small Scale Concentration Plant limitations and Risks: If the above laboratory and pilot plant scale pretreatment processing clearly identifies a prospective gravity concentration and floatation process that SMC can utilize, our objective is to proceed with constructing, acquiring or leasing a modular concentrating plant to in order to gain practical experience with the refractory material and sell the concentrate produced to one of several companies that have expressed interest.  At this modular scale we consider the risk to be minimal. Our reasoning is part of the concession consists of a well-defined 25-30m high mineralized hill that has tested positive for precious metals around the entire perimeter of the its base and its summit leading us to consider that the precious metal grades are consistent throughout the material in the hill.  During the next few months we hope to have sufficient capital resources to drill the target hill and immediate surrounding area to a minimum depth of 50m and if the grades are confirmed the drill results would be incorporated into the preliminary bankable feasibility study.

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

Results of Operations

For the three months ended October 31, 2013 and 2012

Revenues

As of the date of this report, we have yet generated any revenues from our business operations.

Operating Expenses

Operating expenses increased by $95,327 to $301,483 for the three months ended October 31, 2013, compared to $206,156 for the three months ended October 31, 2012. The increase was primarily due to expense for the operations in Mexico.

Other Income/Expense

Other expense for the three months ended October 31, 2013 was $77,321 compared to $-0- for the three months ended October 31, 2012. The increase in other expense was primarily due to increase in change in fair value of derivative, interest expense and loss on settlement of debt.

During the three months ended October 31, 2013, we recorded a loss of $17,209 on the change in fair value of derivative liability instruments, compared to $-0- three months ended October 31, 2012.

Interest expense amounted to $51,862 and $-0- during the three months ended October 31, 2013 and 2012, respectively, and the increase is a result of additional convertible debt funding. Additional amortization of debt discount arose from the Asher Notes of $29,130 and from the JMJ Note of $16,572, along with additional interest charge of $6,160.

During the three months ended October 31, 2013, we recorded a loss of $8,250 for the additional shares issued to IBC pursuant to the agreement.

Net Income (Loss)

Net loss from operations for the three months ended October 31, 2013 was $378,804 as compared to $206,156 for the three months ended October 31, 2012.   The reason for the change in operating losses is the same as explained in operating expenses.

From Inception on July 8, 2009 to October 31, 2013

On July 30, 2012, we entered into the Acquisition Agreement. As a result of the transfer of titles on certain mineral claims to us, we began operations and ceased to be a shell.

As of the date of this report, we have yet generated any revenues from our business operations.

Our net loss since inception is $1,924,179 as a result of incurring expenses of $243,696 for accounting and legal fees, $450,859 for consulting fees, $1,093,878 for other general and administrative expenses, interest expense of $92,759, loss on change in fair value of derivative liability of $31,436, loss on debt settlement of $8,250 and foreign currency translation loss of $173.

Liquidity and Capital Resources

As of October 31, 2013, our total assets were $279,876, comprised of cash, prepaid expense, deposits, amounts capitalized relating to the mineral claim, and our total liabilities were $848,388, comprised of accounts payable and related party advances, stock payable, convertible notes payable and derivative liability.

The following table sets forth selected cash flow information for the period from July 8, 2009 (inception) to October 31, 2013:

Net cash used in operating activities	$ (711,347)
Net cash used in investing activities	(76,860)
Net cash provided by financing activities	817,846

Net change in cash	$ 29,639

Operating Activities

Cash used in operating activities for the period from July 8, 2009 (inception) to October 31, 2013 was $711,347, which was primarily due to professional fees and share-based compensation incurred by the Company during this period.

Investing Activities

Cash used in investing activities for the period from July 8, 2009 (inception) to October 31, 2013 was $76,860, which was primarily due to $71,770 payment for purchase of mineral claims and $5,090 payment for purchase of website.

Financing Activities

On September 25, 2013, JMJ Financial (“JMJ”) loaned the Company additional $25,000.

On October 2, 2013, the Company entered into an Amended Settlement and Agreement and Release (the “Settlement Agreement”) with IBC Funds, LLC, a Nevada limited liability company (“IBC”) pursuant to which the Company agreed to issue common stock to IBC in exchange for the settlement of $123,028 (the “Settlement Amount”) of past-due accounts payable of the Company.

Pursuant to the terms of the Settlement Agreement approved by the Order, on October 3, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a forty-five percent (45%) discount to lowest price based upon the average of the volume weighted average price of the Common Stock over the ten (10) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time.  As of the date of this report, the Company has issued 4,915,583 shares of the Company’s common stock to IBC.

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

On October 23, 2013, the Company closed a Third Securities Purchase Agreement (the “Third Asher Agreement”), pursuant to which Asher Enterprises, Inc. (“Asher”) purchased, and the Company issued, a convertible promissory note with a principal amount of $32,500 (the “Third Asher Note”) with a maturity date of July 25, 2014. The interest rate of the Asher Note is 8% per annum through the maturity date.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 14, 2013, the Company issued 536,172 additional commitment shares to Hanover pursuant to the Addendum. These shares of common stock were issued in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the transaction did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

On October 17, 2013, we issued 500,000 shares of our common stock to IBC in connection with the conversion of a court settled liability. These shares of common stock were issued in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear.

On October 25, 2013, we issued 519,480 shares of our common stock to IBC in connection with the conversion of a court settled liability. These shares of common stock were issued in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Dominican Republic exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended October 31, 2013 and the fiscal year ended July 31, 2013, despite the fact Santo Ming Corp is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTO MINING CORP.

Dated: December 23, 2013	BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)