Form 10-Q/A
period 2013-10-31
Santo Mining Corp.
filed 2014-02-19
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

 Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 87,661,142 as of December 20, 2013

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Santo Mining Corp. (the “Company”) on Form 10-Q, for the quarterly period ended October 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 23, 2013 (the “Original Filing Date”). The purpose of this Amendment is solely to furnish certain exhibits to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

            101.INS          XBRL Instance Document

            101.SCH         XBRL Taxonomy Schema

            101.CAL         XBRL Taxonomy Calculation Linkbase

            101.DEF         XBRL Taxonomy Definition Linkbase

            101.LAB         XBRL Taxonomy Label Linkbase

            101.PRE          XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.  Exhibits.

The following documents are included herein:

Exhibit No.	Document Description

31.1 (1)
Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)   Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended October 31, 2013, filed with the Securities and Exchange Commission on December 23, 2013

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTO MINING CORP.

Dated: February 19, 2014	BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)