Form 10-Q
period 2014-01-31
Santo Mining Corp.
filed 2014-03-25
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 229,543,423 as of March 21, 2014.

SANTO MINING CORP.

FORM 10-Q

As of and for the period ended

January 31, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                                                                                                Index

Balance Sheets (unaudited).........................................................................................................F–1

Statements of Operations (unaudited)........................................................................................ F–2

Statements of Cash Flows (unaudited)....................................................................................... F–3

Notes to the Financial Statements (unaudited)........................................................................... .F–4

SANTO MINING CORP. (A Development Stage Company) BALANCE SHEETS (Unaudited)

	January 31, 2014	July 31, 2013
ASSETS

CURRENT ASSETS
Cash	$23	$20,653
Prepaid expenses	26,322	78,728
Total Current Assets	26,345	99,381

Mineral claims	186,915	186,915
Website, net of amortization & impairment of $3,102 and $0, respectively	-	3,102
Deposits	10,000	137,247

TOTAL ASSETS	$223,260	$426,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$112,240	$119,648
Stock payable	263,604	392,400
Derivative liability	237,479	149,451
Related party payable	149,696	149,696
Convertible notes payable, net of discount of $82,617 and $31,140, respectively	80,330	41,416

TOTAL LIABILITIES	843,349	852,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, 500,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 5,000,000,000 shares authorized, $0.00001 par value; 130,724,825 and 67,577,489 shares issued and outstanding, respectively	1,307	676
Additional paid-in capital	1,550,039	1,118,733
Deficit accumulated during the development stage	(2,171,435)	(1,545,375)

TOTAL STOCKHOLDERS' DEFICIT	(620,089)	(425,966)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$223,260	$426,645

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		For period from July 8, 2009 (Inception) to January 31,
	2014	2013	2014	2013	2014
OPERATING EXPENSES:
Consulting fees	$7,675	$12,858	$11,675	$143,728	$458,534
General and administrative	60,933	31,683	343,082	92,708	1,154,811
Legal and accounting fees	31,500	31,520	43,975	45,781	275,469
Impairment of assets	-	-	2,859	-	2,859

Total operating expenses	100,108	76,061	401,591	282,217	1,891,673

Other income (expense):
Foreign currency transaction gain (loss)	-	-	-	-	(173)
Change in fair value of derivative liability	6,852	-	(10,357)	-	(24,584)
Loss on debt settlement	(80,925)	-	(89,175)	-	(89,175)
Interest expense	(73,075)	-	(124,937)	-	(165,834)
Interest income	-	-	-	-	4

Total other expense	(147,148)	-	(224,469)	-	(279,762)

Net loss	$(247,256)	$(76,061)	$(626,060)	$(282,217)	$(2,171,435)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average number of common s hares outstanding	86,255,100	64,352,005	77,289,561	64,159,795

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended January 31,		For period from July 8, 2009 (Inception) to January 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(626,060)	$(282,217)	$(2,171,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	243	162	2,231
Share-based compensation	80,962	23,332	965,325
Impairment of assets	2,859	-	2,859
Loss on debt settlement	89,175	-	89,175
Amortization of debt discount	106,351	-	137,763
Unrealized (gain) loss on change in derivative values	10,357	-	24,584
Changes in operating assets and liabilities:
Prepaid expense and other assets	179,653	-	8,057
Accounts payable and accrued expenses	45,413	55,052	165,061
Net cash used in operating activities	(111,047)	(203,671)	(776,380)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deposit on mineral claims	-	(85,310)	-
Purchase of mineral claims	-	(29,523)	(71,770)
Payments for website	-	(210)	(5,090)
Net cash used in investing activities	-	(115,043)	(76,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	300,000	540,150
Proceeds from issuance of convertible notes payable, net	90,417	-	233,417
Proceeds from related party payable	-	-	79,696
Net cash provided by financing activities	90,417	300,000	853,263

Net change in cash	(20,630)	(18,714)	23
Cash, beginning of period	20,653	50,793	-

Cash, end of period	$23	$32,079	$23

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid	$-	$-	$4
Income taxes paid	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid expenses	$-	$-	$108,000
Shares transferred between related parties for mineral claims	$-	$6,654	$10,796
Liability accrued for purchase of mineral claims	$-	$-	$70,000
Fair value of derivative liability	$77,884	$-	$213,108
Shares issued for stock payable	$167,400	$-	$167,400
Shares issued for settlement of debt	$213,929	$-	$213,929

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value. And no impairment charges have been recorded by the Company. As of January 31, 2014, the Company capitalized $186,915 of mineral claim acquisition costs.

Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of five years. The Company determined in during the six months ended January 31, 2014 it will no longer use the website previously purchased and impaired the remaining book value 0f $2,859.

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

The three levels of the fair value hierarchy are as follows:

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on January 31, 2014.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ -	$ 237,479	$ 237,479

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

Subsequent Events

The Company evaluated events subsequent to January 31, 2014 through the date the financial statements were issued for disclosure considerations.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Santo Mining will continue to meet its obligations and continue its operations for the next twelve months. As of January 31, 2014, Santo Mining has not generated revenues, has working capital deficit and has accumulated losses of $2,171,435 since its inception. These factors raise substantial doubt regarding Santo Mining’s ability to continue as a going concern. The continuation of Santo Mining as a going concern is dependent upon financial support from its stockholders, the ability of Santo Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Mining be unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

As of January 31, 2014 and July 31, 2013, the Company had payable of $79,696 to Ms. Ruiz, a former officer and director of the Company, for the advances she made to the Company to cover incorporation costs of the Company and ongoing legal and accounting fees related to the Company’s SEC reporting obligations. These advances bear no interest, are unsecured and are due on demand.

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

Through January 31, 2014, the Company had made advances to GEXPLO, a company owned by the Company's President, Secretary, Treasurer and Director, for a total of $140,142 for exploration expenses he was going to pay on the Company's behalf. These advances were originally recorded as deposit. During the six months ended January 31, 2014, GEXPLO paid the Company’s exploration expense and the entire deposit amount was expensed by the Company.

As described in Note 4, as of January 31, 2014, the Company accrued related party payable of $70,000 for mineral claims, the Richard Claim and the Charles Claim, the Company acquired from Alain French during the third quarter of 2013.

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

For the six months ended January 31, 2014, the Company recorded a debt discount of $32,500, as result of the embedded conversion feature being a financial derivative, for proceeds received.

The discounts on these convertible notes are amortized by the Company through interest expense over the life of the notes. During the six months ended January 31, 2014, the Company recorded $66,492 amortization of the debt discount on the Asher Notes.

A summary of value changes to Asher Notes for the period ended from July 31, 2013 to January 31, 2014 is as follows:

	Asher Note #1	Asher Note #2	Asher Note #3	Total

Carrying value at July 31, 2013	$ 19,993	$ 3,533	$ -	$ 23,526
Additional borrowing			32,500	32,500
Less: repayment of principal	(53,000)	(16,890)		(69,890)
Less: discount related to fair value of
the embedded conversion feature			(32,500)	(32,500)
Add: amortization of discount	33,007	21,667	11,818	66,492

Carrying value at January 31, 2014	$ -	$ 8,310	$ 11,818	$ 20,128

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

On September 25, 2013 and December 10, 2013, JMJ advanced the Company additional $25,000 and $30,000, respectively. The Company recorded $2,917 original issuance discount on the September 25 advances.

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

For the six months ended January 31, 2014, the Company recorded a debt discount of $42,467, as result of the embedded conversion feature being a financial derivative, for proceeds received.

The discounts on these convertible notes are amortized by the Company through interest expense over the life of the notes. During the six months ended January 31, 2014, the Company recorded $39,859 amortization of the debt discount on the Asher Notes.

A summary of value changes to JMJ Notes for the period ended from July 31, 2013 to January 31, 2014 is as follows:

	JMJ Note #1	JMJ Note #2	JMJ Note #3	Total

Carrying value at July 31, 2013	$ 17,890	$ -	$ -	$ 17,890
Additional borrowing		27,917	30,000	57,917
Less: repayment of principal	(10,080)			(10,080)
Less: discount related to fair value of
the embedded conversion feature		(20,129)	(22,338)	(42,467)
Less: original issuance discount		(2,917)		(2,917)
Add: amortization of discount	28,595	8,082	3,182	39,859

Carrying value at January 31, 2014	$ 36,405	$ 12,953	$ 10,844	$ 60,202

NOTE 7 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion price under its Asher and JMJ notes causes the embedded conversion feature to be a financial derivative. The Company may not have enough authorized common shares to settle its obligation if the note holder elects to convert the note to common shares when the trading price is lower than certain threshold.

The fair value of the conversion feature is recognized as a financial derivative at issuance and is measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at the loan origination date and January 31, 2014:

	July 31,	On Various Debt	January 31,
	2013	Origination Date	2014

Market value of common stock on measurement date (1)	$0.105	$0.001 - $0.008	$0.002
Adjusted conversion price (2)	0.083	0.001 – 0.004	0.001
Risk free interest rate (3)	0.04% - 0.08%	0.05% - 0.11%	0.03% - 0.08%
Life of the note in years	0.48 - 0.86	0.75 - 1.0	0.23 - 0.90
Expected volatility (4)	192%	208%	228%
Expected dividend yield (5)	-	-	-
(1)	The market value of common stock is based on closing market price as of July 30, 2013, on each debt origination date and January 31, 2014.
(2)	The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3)	The risk-free interest rate was determined by management using the 1 year Treasury Bill as of the respective Offering or measurement date.
(4)	The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(5)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Financial Derivatives
Fair value at July 31, 2013	$149,451
Fair value of new financial derivatives	78,532
Change in fair value of derivative liability	9,496
Fair value at January 31, 2014	$237,479

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

For the six months ended January 31, 2014, the Company issued 16,915,583 shares of the Company’s common stock to IBC to settle $53,034 in debt, 40,695,581 shares of common stock to Asher to settle $69,890 in debt, and 4,000,000 shares of common stock to JMJ to settle $10,080 in debt. Because the fair value of the common stock issued is more than the liability amount settled, the Company recorded loss on debt settlement in the amount of $89,175.

During the six months ended January 31, 2014, 1,000,000 shares of the Company’s common stock were issued to Campania Minera Los Angeles Del Desierto CA De CV, for the stock payable previously recorded by the Company.

As of January 31, 2014, the Company had 130,724,825 shares of common stock outstanding.

NOTE 9 – SUBSEQUENT EVENTS

On March 11, 2014, the board of directors of the Company determined that it was in the best interests of the Company to file a Certificate of Designation that authorized the issuance of up to 500,000 shares of a new series of preferred stock, par value $0.00001 per share, designated "Series A Preferred Stock," for which the board of directors established the rights, preferences and limitations thereof. The board of directors authorized the Series A Preferred Stock pursuant to the authority given to the board of directors under the Articles of Incorporation, which authorizes the issuance of up to 500,000,000 shares of preferred stock, par value $0.00001 per share, and authorizes the board of directors, by resolution, to establish any or all of the unissued shares of preferred stock, not then allocated to any series into one or more series and to fix and determine the designation of each such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established. The Certificate of Designation was filed as an amendment to the Company’s Articles of Incorporation with the State of Nevada on March 11, 2014.

Each holder of outstanding shares of Series A Preferred Stock shall be entitled to 5,000 votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

On March 13, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from 450,000,000 shares of common stock, par value $0.00001 per share, to 5,000,000,000 shares of common stock, par value $0.00001 per share.

On March 11, 2014, the Company issued an aggregate of 100,000 shares of Series A Preferred Stock to Mr. Alain French, the Company’s President, Chief Executive Officer, Secretary and Treasurer, in consideration for services rendered to the Company, including for and as incentive to continue to assist and provide services to the Company.

As a holder of outstanding shares of Series A Preferred Stock, Mr. French is entitled to 5,000 votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

The shares of preferred stock described above were not registered under the Securities Act of 1933 and are restricted securities.  The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that Mr. French is the Chief Executive Officer and Director of the Company.  Mr. French acquired these shares for his own account. The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.

Subsequent to January 31, 2014, the Company issued 45,300,000 shares of the Company’s common stock to IBC to settle outstanding debt, 20,918,598 shares of common stock to Asher to settle outstanding debt, and 32,600,000 shares of common stock to JMJ to settle outstanding debt. The Company also issued 8,600,000 shares of common stock to a consulting firm for services.

On January 22, 2014, the Company and Hanover entered into a termination agreement (the “Termination Agreement”), to cancel the Agreements, the Addendum, and all of the transactions contemplated thereby. Pursuant to the Termination Agreement, Hanover has agreed to cancel all shares of the Company’s common stock previously issued to Hanover, and to cancel the Company’s obligation to issue the final 536,171 shares. The Company is entitled to retain the $90,000 administrative fee received pursuant to the Purchase Agreement.

On February 6, 2014, the Company issued 8% Convertible Promissory Note (the “Note”) to Hanover, in the principal amount of $90,000, with a maturity date of December 7, 2014. The Note is convertible into shares of the Company’s common stock at any time beginning on the date that is 180 days following the date of the Note and ending on the Maturity Date, at a fixed price of $0.06 per share.  The Note is subject to customary default provisions, including failure to issue common stock upon conversion. Upon the occurrence of an event of default, the interest rate shall be increased to 18% per annum.

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

Our metallic exploration concession applications in the Dominican Republic now consist of two claims the Richard Claim and the David Claim. The reduction in claims will allow the Company to focus its resources on the two most prospective claims selected from its former Dominican claim portfolio. Meanwhile the company continues to investigate near-term gold and silver production opportunities in Mexico, Central America, Latin America and more recently in Africa.

In Mexico the company is currently waiting for verification from the Mexican concessionaires that all the permits, licenses and entitlements are in effect in accordance with the Production Contract prior to releasing the final payment of $100k for advanced royalties.

More specifically our mission is to acquire properties with economic concentrations of poly-metallic mineralization, ideally open-pit where the material can be concentrated and transported to local or offshore for smelting. The Company is also considering setting up a mobile precious metal refinery with a monthly capacity of 50kg  to process its concentrate and also alluvial gold purchased from local artisanal mines.

In addition to metallic mining we are evaluating the opportunities in the non-metallic sector including stone quarries producing construction aggregates for the local and export markets. The CEO was active in this sector prior to the 2008 economic downfall and believes this market may be in recovery.

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

Plan of Operations

Exploration Plan in the Dominican Republic:

During the next three years Santo Mining will require between $1-2 million to explore its two exploration concession applications. Exploration expeditions are to be conducted by independent contracted geologists and mining professionals who have previously worked on Santo Mining claims include Salvador Brouwer, Professor Luz Iris Contreras, Ricardo Baez, Elpidio Moronta, Ismael Martinez, Ernesto Rocamora Alvarez and Dr. Jose Luis Batista Silva and have been retained or hired on an as needed basis on a fee scale of $300/day for Junior Geologist up to $1,100 /day for Senior Geologists.

During 2013, the exploration team has conducted extensive surface geochemical sediment, rock and soil sampling on the Richard Claim and due diligence on the David Claim area. Areas anomalous for gold, silver and or base metals have been identified and detailed soil sampling completed on 50 and 100 meter grid pattern.  As additional funding becomes available, the exploration team plans to proceed with more detailed surface exploration, geophysics studies, trenching, shallow drilling through sediment to underlying bedrock and core drilling estimated is estimate to begin in 2014 when funding becomes available.

When drill targets have been confirmed at Richard and David, the Company will begin negotiations with land owners for permission to conduct surface exploration, trenching and drilling on their lands. According to the Mining Law #146 the Dominican Mining Office (“DGM”) can order a reluctant owner to allow entry however this would be unlikely as the company CEO has prior experience in negotiating mutually beneficial agreements.

Many samples have been assayed and the remaining samples placed  in storage pending assaying in the future. The Company's Chief Executive Officer is of the opinion some of the VMS and refractory sulphide samples would benefit from pretreatment by acid digestion or roasting with chlorine gas to liberate the “locked” precious metals. These pretreatment processes have been confirmed on a laboratory scale where samples have been individually treated in a purpose built stainless steel reactor. At the time of writing company is considering ways to prepare and pretreat multiple samples simultaneously using a corrosion resistant production scale titanium reactor. At the time of writing a pilot plant reactor is being fabricated for use in Mexico by engineer Luis Castillo.

Claim Status

Richard Claim

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

E377000
ZAMBRANA (HATILLO) 6172-1 (55)
N2095000
MAIMON
77
78
79
80
81
82
83
84
95
94
93
92
91
90
89
88
Loma de Zambrana
Zambrana Arriba
Loma El Mate
Loma El Rayo

"RICHARD"

CONCESION DE EXPLORACION METALICA

SOLICITANTE: GEXPLO, S.R.L.

PROVINCIA: SANCHEZ RAMIREZ

SUPERFICIE: 220 HA.

SantoMining

Type of Ownership: One hundred percent (100%) of the Richard Claim property exploration concession application rights were acquired by Santo Mining Corp. from Gexplo SRL via a Mineral Property Acquisition Agreement dated March 25, 2013.  According to DGM, the David Claim area has been exclusively reserved for Santo Mining Corp.

Claim Rights: In the Dominican Republic, mineral rights are obtained by filing a 30-day claim with the DGM. During this 30-day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25 year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.   All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc.

Claim Identification: The Richard exploration concession application was first registered at DGM by Gexplo SRL, the prior owner, on August 3, 2010 and is identified solely by its name “Richard”.

Claim Status at DGM: DGM Process to grant the exploration concession:

•         Santo Mining will have to re-submit a new Exploration Concession Application identical to the former Gexplo, SRL Exploration Concession Application files on 28 June 2014 covering the “Richard” area which according to the Dominican Mining Office is exclusively reserved for Santo Mining. Cost $2-3,000

•         DGM Prior Gexplo SRL Correction Letters from Legal, Auditing and Surveying: All Completed.

•         Two Public Notices of Claim Application in National Newspaper: DGM issues a draft of a Declaration of the concession inviting public comment. The applicant is required to provide certification that the declaration was published twice over a period of not less than days inviting public comments or objections. Cost approximately $250.

•         Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant required checking monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete according to DGM now 3-6 months. Cost approx. $$1,000.

•         Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete now 4-6 months according to DGM.  Cost/Official Fee $1,220.

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

Disclosure: At this time, the Richard Claim property is without known reserves and the proposed program is exploratory in nature.

David Claim

Location: The David Claim is located the San Juan Province,, municipality of Las Zanjas (DM), in the sections Las Charcas de Garabito, Mogollón y la Florida, villages of La Prensadera y El Quemado del Pelegrin, located in the topographic page Juan de Herrera 5972-IV (51)  in accordance with the mining law No. 146 and its regulations.  The base metals are principally copper and the precious metallic minerals are gold and silver.  It is located 12 kms east of the town of Juan de Herrera, in the southwestern  province of San Juan, Dominican Republic.

The total area of the application is 1,400 mining hectares. The PP is located a distance of 50.50 meters on a magnetic bearing of S14o-00’E from the Reference point. This PP is marked on the ground with a concrete post marked with the initials PP with a partially buried 2” PVC post filled with concrete.  The PP is located at the UTM N2088000 y E276660 coordinates (Datum NAD27).

The PR is marked on the ground in a similar manner tan the PP and can be located on the East side of the path from Prensadera y Los Auyamas. The PR is located at UTM N2088047 y E276645 coordinates (Datum NAD27).

The PR can be localized by three (3) visuals with stakes marked with the initials V1, V2, y V3 in the following manner:

LINE	MAGNETIC BEARING	DIRECT POSITIVE ANGLE	DISTANCE (METERS)
PR – PP=A	S14[o]-00’E	53.50	00 [o]-00’-00”
PR – V1	S41[o]-00’W	22.50	55 [o]-00’-00”
PR – V2	N88[o]-00’W	16.50	106 [o]-00’-00”
PR – V3	N53 [o]-00’W	27.50	141 [o]-00’-00”

Boundary Description:

The boundaries of the David Claim concession follow the cardinal direction of the Transverse Mercator described in the following table:

FROM	TO	CARDINAL DIRECTION	DISTANCE (METERS)
PP = A	B	West	660
B	C	North	2000
C	D	West	1000
D	E	North	2000
E	F	East	4000
F	G	South	4000
G	PP = A	West	2,340

JUAN DE HERRERA 5972-IV (51)

95
94
93
92
91
90
89
88
87
86
85
73
74
75
76
77
78
79
80
81
82
Gajo del Pozo Blanco
El Alto de Arroyo de la Verde
Loma Los Jengibres
El Gajo del Pino
El Gajo de la Cañada del Quemado
Loma de los Ranchitos
El Alto de Caracol
Gajo Guayabo
273000E

DAVID

Exploration Concession Application

San Juan Province

1,400 Ha

1 kim Grid

SantoMining

Type of Ownership: One hundred percent (100%) of the David Claim exploration concession application was acquired by Santo Mining Corp. from Gexplo SRL via a Mineral Property Acquisition Agreement dated March 10, 2014.  According to DGM the David area has been exclusively reserved for Santo Mining Corp.

Ownership Interest: Santo Mining Corp. owns one hundred percent (100%) of the David Claim property rights subject to a 5% net smelter return.

Claim Rights: In the Dominican Republic, mineral rights are obtained by filing a 30-day claim with the DGM. During this 30-day period the stake holder has the exclusive right to apply for an exploration concession which is valid for three years and may be renewed for two consecutive 1 year periods. Finally, the holder may apply for an exploitation concession which is valid for 25 years with two 25-year renewal periods totaling 75 years. Surface rights are not included and are negotiated separately with the landowner. In the event a landowner will not provide access to the concession the applicant may request the DGM expropriation the property at fair market price.  All claims including 30 day, exploration applications, exploration concessions, exploitation applications and exploitation concessions can be sold, transferred, mortgaged, leased, rented, etc.

Claim Identification: The David Claim exploration concession application was first registered by Gexplo SRL, the prior owner, at DGM on 28 June 2012 and is identified solely by its name “David”.

Claim Status at DGM: DGM Process to grant the exploration concession:

•         Santo Mining will have to submit a new Application identical to the former Gexplo, SRL Exploration Concession Application files on 28 June 2014 covering the “David” area which according to the Dominican Mining Office is exclusively reserved for Santo Mining. Cost $2-3,000

•         DGM Prior Gexplo SRL Correction Letters from Legal, Auditing and Surveying: All Completed.

•         Two Public Notices of Claim Application in National Newspaper: DGM issues a draft of a Declaration of the concession inviting public comment. The applicant is required to provide certification that the declaration was published twice over a period of not less than days inviting public comments or objections. Cost approximately $250.

•         Field Inspection of Survey Monuments: Pending scheduling. Verification the concession survey monuments are installed correctly. Applicant required to check monuments prior to verification. Estimated time to complete 1-3 months.  Cost $465 plus mileage.

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete according to DGM now 3-6 months. Cost approx. $$1,000.

•         Granting of Exploration Concession by Ministry of Mines and Energy: Usually no further requirements by applicant. Estimated time to complete now 4-6 months according to DGM.  Cost/Official Fee $1,220.

It is noted that there has been historical backlog in processing exploration concession applications and claim transfers at DGM. Recently the mining sector has seen general improvements in processing under the new DGM leadership together with a departmental budget increase, staff changes and more efficient methods.

Work Completed and Condition: In 2013, geologist Elpidio Moronta assisted by gold scout Ramoncito Vasquez conducted two geochemistry rock, soil and stream sediment sampling “Due Diligence” expeditions on the David Exploration Concession Application. Iron and copper sulfide were encountered in the form of disseminated pyrite and chalcopyrite).  Locals informed us that the Rio Mijo has been panned for gold since the Spanish Colonials arrived. To date 102 rock and stream sediment sample have been collected, bagged, tagged, sealed and delivered to secure storage in Santo Domingo. 20 Selected samples were delivered to Acme Laboratories in Maimon where they were dried, crushed (or sieved in the case of soils) and pulped and then sent to Acme Labs in Vancouver Canada.  Active stream sediment results up to 38 PPB for Gold and 64 PPB for Silver were reported which now requires detailed stream sampling to define any anomalies. In our workshop a pyrite rock sample was crushed and digested in hydrochloric acid and the solution poured over a mercerized copper plate which immediately turned bright gold colored indicating the possible presence of refractory gold in the sulfide mineral.  Planned work includes geophysical survey, trenching, diamond core drilling and preparation of a NI-43-101 and SEC equivalent report. Due diligence costs to date are: Manpower $13,800 Logistics and Equipment $7,300, Acme Labs $1,150, Approx. Overhead $7,000. Total Costs to Date: $29,250. Budget estimate to complete geophysical investigation/interpretation, 300m trenching, 2,500 meters diamond core drilling, Laboratory analyses and preparation of a NI-43-101 / SEC equivalent report is $818,000.

Geology: The Tireo Formation consists of an Upper Cretaceous package of sedimentary and volcanic rocks including andersite, dacite, mineralized quartz veins, volcanic breccias, and diorite and volcaniclastic silicification striking a NW/SE diagonal swath in west Dominican Republic.

Utilities and Infrastructure: Electrical service would probably need to be provided by a generator. Water is available throughout most of the property. The exploration area is either hilly pastoral to remote mountainous laced with extensive drainage system of rivers and streams interspersed with ponds and small lakes all of which can be used for future core drilling and supply various processes.  There is an extensive electrical power grid in Dominican and or a mining operation would generate its own electrical power.

Disclosure: At this time, the David Claimproperty is without known reserves and the proposed program is exploratory in nature.

El Angel Del Desierto, El Relampago Azul and La Valeria Mexico

Success Overview: Economic grades of Gold and Silver have been successfully liberated in in-house mercury amalgamation batch and at local laboratory by roasting with chlorine gas. A portable chlorine gas reactor oven is being fabricated to repeat pretreatment process under certified conditions. Advanced metallurgy and mineralogy is continuing with the objective of identify precious metal “host” minerals. With this information it will be possible to specify and test a gravity and floatation concentration plant process for testing. The Company is currently waiting for verification from the Mexican concessionaires that all the permits, licences and entitlements are in effect in accordance with the Production Contract prior to releasing the final payment of $100k for advanced royalties.

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

Review of Testing to Date: We have conducted "industry standard" metallurgy and mineralogy testing which to date has not pinpointed precious metal “host” minerals. The reason for this is the mineral ore is "refractory" in nature and requires a pretreatment step to liberate the gold and silver. The gold and silver is submicroscopic and invisible under optical and electron microscopes which requires advanced mineralogy testing using higher resolution technology. To review third party testing during 2012 and 2013, numerous samples collected from “El Angel del Desierto” according to industry standards and protocols were dispatched to: (1) Acme Labs, Vancouver Canada for multi-element and fire assay analysis;  (2) Garza Industrial Labs, Saltillo Mexico for pre-treatment for refractory gold, silver and platinum; (3)  Inspectorate Labs, Reno Nevada for multi-element and fire assay of the pre-treated samples; and (4) SGS Labs, Tucson Arizona  to for metallurgy scoping study and metal characterization: (5) Montana Tech for mineralogy profiling; (6) University of Western Ontario for nano scale analysis using D-SIMS technology; (7) Fairchild Laboratories in Monterrey Mexico to assay mercury amalgamation residues; and UANL for Hydrofluoric Acid digestion for Platinum Group Elements.

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

The Company has focused on repeating the two successful pretreatment processes being concentrated Hydrochloric Acid digestion followed by mercury amalgamation and more specifically the Garza Roasting/Chlorine Gas pretreatment process. This so they may be duplicated under certified conditions. Also, as funds become available the Company plans to complete more advanced testing such as D-SIMs on the remaining oxides, carbon, mineralized clays and quartz minerals.

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

Subsequent Events

Termination Agreement with Hanover

On June 28, 2013, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement” and, together with the Purchase Agreement, the “Agreements”)) with the Hanover Holdings I, LLC, a New York limited liability company (“Hanover”), whereby the Hanover was to purchase up to $16,000,000 worth of the Company’s common stock, par value $0.00001 par value (the “Shares”), over the 36-month term of the Purchase Agreement.   Pursuant to the Purchase Agreement, the Company issued to Hanover 1,690,484 shares of Common Stock (the “Initial Commitment Shares”) in consideration for Hanover’s execution and delivery of the

Purchase Agreement, all of which were previously issued. Additionally, prior to the Closing Date, Hanover deposited $90,000, as an Administrative Fee, into an escrow account, which has been disbursed to the Company.

Pursuant to the terms of the Registration Rights Agreement, the Company was required to issue 1,072,343 additional shares (the “Additional Commitment Shares”) of the Company’s common stock to Hanover. On August 14, 2013, the Company and Hanover executed an addendum (the “Addendum”) to the Purchase Agreement, pursuant to which Hanover would receive 536,172 of the Additional Commitment Shares on August 14, 2013 and 536,171 of the Additional Commitment Shares if the registration statement, pursuant to the Registration Rights Agreement, was not deemed effective within 30 calendar days. The Company issued 536,172 additional commitment shares to Hanover on August 14, 2013. As of the date of this report, the registration statement has been withdrawn and the remaining 536,171 shares have not been issued.

On January 22, 2014, the Company and Hanover entered into a termination agreement (the “Termination Agreement”), to cancel the Agreements, the Addendum, and all of the transactions contemplated thereby. Pursuant to the Termination Agreement, Hanover has agreed to cancel all shares of the Company’s common stock previously issued to Hanover, and to cancel the Company’s obligation to issue the final 536,171 shares. The Company is entitled to retain the $90,000 administrative fee received pursuant to the Purchase Agreement.

On February 6, 2014, the Company issued 8% Convertible Promissory Note (the “Note”) to Hanover, in the principal amount of $90,000, with a maturity date of December 7, 2014. The Note is convertible into shares of the Company’s common stock at any time beginning on the date that is 180 days following the date of the Note and ending on the Maturity Date, at a fixed price of $0.06.  The Note is subject to customary default provisions, including failure to issue common stock upon conversion. Upon the occurrence of an event of default, the interest rate shall be increased to 18% per annum.

Claim Status

In February 2014, the DGM notified several exploration and mining companies, including Santo Mining and Gexplo, SRL that it was cancelling all but two of the claims. The Company, together with several of the other claim owners that have received similar cancellation letters are reviewing our options including  possibly contesting the legality of the cancellation by the DGM.  Meanwhile Santo Mining and Gexplo SRL have notified the DGM that it has selected the two most prospective claims being the Richard Claim which rights were currently owned by Santo Mining and the David Claim belonging to Gexplo, SRL. According to DGM both these claim areas will be exclusively reserved for Santo Mining and DGM provide notification on how to proceed.

On March 10, 2014, the Company agreed to purchase the David Claim from Gexplo SRL 100% of the rights, title and interest in the David Claim Mineral Exploration Concession Application in the Dominican Republic consisting of 1,400 Hectares located in Dominican Republic, and any deposits of minerals on the David Claim for 100,000,000 shares of the Company’s common  stock, par value $0.00001 and $100,000 payable and transferrable to Alain French 15 days following the granting of an Exploration Concession  to Santo Mining. In addition 5% net smelter royalty will be paid to Alain French.  In addition Gexplo, SRL has agreed that all accrued payments and shares transferrable for the prior acquisition of the Charles Claim claim will be cancelled.

Series A Preferred Shares

On March 11, 2014, the board of directors of the Company determined that it was in the best interests of the Company to file a Certificate of Designation that authorized the issuance of up to 500,000 shares of a new series of preferred stock, par value $0.00001 per share, designated "Series A Preferred Stock," for which the board of directors established the rights, preferences and limitations thereof. The board of directors authorized the Series A Preferred Stock pursuant to the authority given to the board of directors under the Articles of Incorporation, which authorizes the issuance of up to 500,000,000 shares of preferred stock, par value $0.00001 per share, and authorizes the board of directors, by resolution, to establish any or all of the unissued shares of preferred stock, not then allocated to any series into one or more series and to fix and determine the designation of each such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established. The Certificate of Designation was filed as an amendment to the Company’s Articles of Incorporation with the State of Nevada on March 11, 2014.

Each holder of outstanding shares of Series A Preferred Stock shall be entitled to 5,000 votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

On March 11, 2013, the Company issued an aggregate of 100,000 shares of Series A Preferred Stock to Mr. Alain French, the Company’s President’, Chief Executive Officer, Secretary and Treasurer, in consideration for services rendered to the Company, including for and as incentive to continue to assist and provide services to the Company.

As a holder of outstanding shares of Series A Preferred Stock, Mr. French is entitled to 5,000 votes for each share of Series A Preferred Stock held on the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company.

The shares of preferred stock described above were not registered under the Securities Act of 1933 and are restricted securities.  The shares were issued pursuant to the registration exemption afforded the Company under Section 4(2) of the Securities Act due to the fact that Mr. French is the Chief Executive Officer and Director of the Company.  Mr. French acquired these shares for his own accounts. The certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.

Increase in Authorized Shares

On March 13, 2014, the Board of Directors and Shareholders of the Company approved a Certificate of Amendment of our Articles of Incorporation to increase the amount of authorized common stock of the Company from 450,000,000 shares to 5,000,000,000 shares of Common Stock, par value $0.00001 per share.

Amendment to Articles of Incorporation

On March 13, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of the State of Nevada, to increase the Company’s authorized common stock from 450,000,000 shares of common stock, par value $0.00001 per share, to 5,000,000,000 shares of common stock, par value $0.00001 per share.

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

Results of Operations

For the three and six months ended January 31, 2014 and 2013

Revenues

As of the date of this report, we have yet generated any revenues from our business operations.

Operating Expenses

Operating expenses increased by $24,047 to $100,108 for the three months ended January 31, 2014, compared to $76,061 for the three months ended January 31, 2013. The increase was primarily due to increases on general and administrative expense for the operations in Mexico.

Operating expenses increased by $119,374 to $401,591 for the six months ended January 31, 2014, compared to $282,217 for the three months ended January 31, 2013. The increase was primarily due to increases on general and administrative expense for the operations in Mexico.

Other Income/Expense

Other expense for the three and six months ended January 31, 2014 was $147,148 and $224,469, respectively, compared to $0 and $0 for the three and months ended January 31, 2013. The increase in other expense was primarily due to increase in change in fair value of derivative, interest expense and loss on settlement of debt.

During the three and six months ended January 31, 2014, we recorded a gain of $6,852 and a loss of $10,357, respectively, on the change in fair value of derivative liability instruments, compared to $0 and $0 for the three and six months ended January 31, 2013.

Interest expense amounted to $73,075 and $0 during the three months ended January 31, 2014 and 2013, respectively. Interest expense amounted to $124,937 and $0 during the six months ended January 31, 2014 and 2013, respectively. The increase is a result of additional convertible debt funding. For the six months ended January 31, 2014, additional amortization of debt discount arose from the Asher Notes of $66,492 and from the JMJ Note of $39,859, along with additional interest charge of $18,586.

During the three and six months ended January 31, 2014, we recorded losses on debt settlement of $80,925 and $89,175,  respectively, because the fair value of the common stock we issued are more than the liability amount we settled.

Net Loss

Net loss for the six months ended January 31, 2014 was $247,256 as compared to $76,061 net loss for the three months ended January 31, 2013. Net loss for the six months ended January 31, 2014 was $626,060 as compared to $282,217 net loss for the three months ended January 31, 2013. The increase of net loss was mainly due to additional generate and administrative incurred by our Mexican operations and interests and losses we incurred for our outstanding debts.

From Inception on July 8, 2009 to January 31, 2014

On July 30, 2012, we entered into the Acquisition Agreement. As a result of the transfer of titles on certain mineral claims to us, we began operations and ceased to be a shell.

As of the date of this report, we have yet generated any revenues from our business operations.

Our net loss since inception is $2,171,435, as a result of incurring expenses of $275,469 for accounting and legal fees, $458,534 for consulting fees, $1,154,811 for other general and administrative expenses, interest expense of $165,834, loss on change in fair value of derivative liability of $24,584, loss on debt settlement of $89,175 and foreign currency translation loss of $173.

Liquidity and Capital Resources

As of January 31, 2014, our total assets were $223,260, comprised of cash, prepaid expense, deposits, amounts capitalized relating to the mineral claim, and our total liabilities were $843,349, comprised of accounts payable and related party advances, stock payable, convertible notes payable and derivative liability.

The following table sets forth selected cash flow information for the period from July 8, 2009 (inception) to January 31, 2014:

Net cash used in operating activities	$ (776,380)
Net cash used in investing activities	(76,860)
Net cash provided by financing activities	853,263

Net change in cash	$ 23

Operating Activities

Cash used in operating activities for the period from July 8, 2009 (inception) to January 31, 2014 was $776,380, which was primarily due to professional fees and share-based compensation incurred by the Company during this period.

Investing Activities

Cash used in investing activities for the period from July 8, 2009 (inception) to January 31, 2014 was $76,860, which was primarily due to $71,770 payment for purchase of mineral claims and $5,090 payment for purchase of website.

Financing Activities

Cash provided by financing activities for the period from July 8, 2009 (inception) to January 31, 2014 was $853,263, which was primarily due to $540,150 proceeds from sale of the Company’s common stock, borrowing on debts of $233,417 and $79,696 from related-party advances.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the period from November 1, 2014 to January 31, 2014, we issued 15,896,103 shares of our common stock to IBC in connection with the conversion of a court settled liability. These shares of common stock were issued to IBC in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear.

For the period from November 1, 2014 to January 31, 2014, we issued 40,695,581 shares of our common stock to Asher in connection with the conversion of debt.

For the period from November 1, 2014 to January 31, 2014, we issued 4,000,000 shares of our common stock to JMJ in connection with the conversion of debt.

The above issuances of shares to Asher and JMJ are exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Dominican Republic exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended January 31, 2014 and the fiscal year ended July 31, 2013, despite the fact Santo Ming Corp is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

SANTO MINING CORP.

Dated: March 25, 2014	BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)