Form 10-Q/A
period 2014-01-31
Santo Mining Corp.
filed 2014-03-28
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Santo Mining Corp. (the “Company”) on Form 10-Q, for the quarterly period ended January 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on March 25, 2014 (the “Original Filing Date”). The purpose of this Amendment is solely to correct certain exhibits to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

31.1(1)
Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended January 31, 2014, filed with the Securities and Exchange Commission on March 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTO MINING CORP.

Dated: March 27, 2014	BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)