Form 10-Q
period 2014-04-30
Santo Mining Corp.
filed 2014-06-23
CIK 1499275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 422,346,953 as of June 13, 2014.

SANTO MINING CORP.

FORM 10-Q

As of and for the period ended

April 30, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                                                                                              Index

Balance Sheets (unaudited)......................................................................................................F–1

Statements of Operations (unaudited).......................................................................................F–2

Statements of Cash Flows (unaudited)......................................................................................F–3

Notes to the Financial Statements (unaudited)...........................................................................F–4

SANTO MINING CORP. BALANCE SHEETS (Unaudited)
	April 30, 2014	July 31, 2013
ASSETS

CURRENT ASSETS
Cash	$42,658	$20,653
Prepaid expenses	-	78,728
Total Current Assets	42,658	99,381

Mineral claims	186,915	186,915
Website, net of amortization & impairment of $0 and $3,102, respectively	-	3,102
Deposits	10,000	137,247

TOTAL ASSETS	$239,573	$426,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$185,800	$119,648
Stock payable	263,604	392,400
Derivative liability	300,605	149,451
Related party payable	149,696	149,696
Convertible notes payable, net of discount of $222,878 and $31,140, respectively	252,698	41,416

TOTAL LIABILITIES	1,152,403	852,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred stock, 500,000 shares authorized, 100,000 issued and outstanding	-	-
Preferred stock, 500,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 5,000,000,000 shares authorized, $0.00001 par value; 290,016,767 and 67,577,489 shares issued and outstanding, respectively	2,900	676
Additional paid-in capital	1,983,242	1,118,733
Deficit accumulated during the development stage	(2,898,972)	(1,545,375)

TOTAL STOCKHOLDERS' DEFICIT	(912,830)	(425,966)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$239,573	$426,645

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
OPERATING EXPENSES:
General and administrative	$273,389	$276,263	$677,121	$558,480
Impairment of assets	-	-	2,859	-

Total operating expenses	273,389	276,263	679,980	558,480

Other income (expense):
Change in fair value of derivative liability	(65,440	212	55,083	212
Interest expense	(514,588)	(379)	(728,700)	(379)

Total other expense	(449,148)	(167)	(673,617)	(167)

Net loss	$(727,537)	$(276,430)	$(1,353,597)	$ (558,647)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.01)	$ (0.01)

Basic and diluted weighted average number of common shares outstanding	26,470,663	66,251,271	120,588,697	64,823,026

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,353,597)	$(558,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	446,096	784
Share-based compensation	198,762	167,132
Impairment of assets	2,859	-
Unrealized (gain) loss on change in derivative values	(55,083)	(212)
Changes in operating assets and liabilities:
Prepaid expense and other assets	205,975	-
Accounts payable and accrued expenses	274,493	78,223
Net cash used in operating activities	(280,495)	(312,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deposit on mineral claims	-	(106,247)
Purchase of mineral claims	-	(29,523)
Payments for website	-	(210)
Net cash used in investing activities	-	(135,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	390,200
Proceeds from issuance of convertible notes payable, net	302,500	53,000
Net cash provided by financing activities	302,500	443,200

Net change in cash	22,005	(5,500)
Cash, beginning of period	20,653	50,793

Cash, end of period	$42,658	$45,293

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid expenses	$-	$103,500
Shares transferred between related parties for mineral claims	$-	$6,654
Shares issued for purchase of mineral claims	$-	$392,400
Liability accrued for purchase of mineral claims	$-	$70,000
Fair value of derivative liability	$206,237	$7,102
Shares issued for stock payable	$167,400	$-
Shares issued for accounts payable	$208,341	$-
Shares issued for convertible debts	$330,834	$-

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value. And no impairment charges have been recorded by the Company. As of April 30, 2014, the Company capitalized $186,915 of mineral claim acquisition costs.

Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of five years. The Company determined during the nine months ended April 30, 2014 it will no longer use the website previously purchased and impaired the remaining book value of $2,859.

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

The following table sets forth by level with the fair value hierarchy the Company’s financial assets and liabilities measured at fair value on April 30, 2014.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ -	$ 300,605	$ 300,605

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

Subsequent Events

The Company evaluated events subsequent to April 30, 2014 through the date the financial statements were issued for disclosure considerations.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended April 30, 2014.

NOTE 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Santo Mining will continue to meet its obligations and continue its operations for the next twelve months. As of April 30, 2014, Santo Mining has not generated revenues, has working capital deficit and has accumulated losses of $2,898,972 since its inception. These factors raise substantial doubt regarding Santo Mining’s ability to continue as a going concern. The continuation of Santo Mining as a going concern is dependent upon financial support from its stockholders, the ability of Santo Mining to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Santo Mining be unable to continue as a going concern.

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

On April 3, 2013, the Company agreed to purchase from Alain French 100% right, title and interest in the “CHARLES” Mineral Exploration Concession Application in the Dominican Republic consisting of 220 Hectares located in Dominican Republic, and any deposits of minerals on CHARLES for an initial payment of $10,000 at closing, a second payment of $50,000 in 90 days, and 1,500,000 shares of the Company’s common stock, par value $0.00001. As of April 30, 2014, the Company has recorded mineral claims of $60,000 for the costs incurred by Mr. French. The Company also recorded stock-based compensation and a stock payable in the amount of $225,000 for the 1,500,000 shares to be issued to Mr. French.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

As of April 30, 2014 and July 31, 2013, the Company had a payable of $79,696 to Ms. Ruiz, a former officer and director of the Company, for the advances she made to the Company to cover incorporation costs of the Company and ongoing legal and accounting fees related to the Company’s SEC reporting obligations. These advances bear no interest, are unsecured and are due on demand.

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

Through April 30, 2014, the Company had made advances to GEXPLO, a company owned by the Company's President, Secretary, Treasurer and Director, for a total of $140,142 for exploration expenses he was going to pay on the Company's behalf. These advances were originally recorded as deposit. During the nine months ended April 30, 2014, GEXPLO paid the Company’s exploration expense and the entire deposit amount was expensed by the Company.

As described in Note 4, as of April 30, 2014, the Company accrued related party payable of $70,000 for mineral claims, the Richard Claim and the Charles Claim, the Company acquired from Alain French during the third quarter of 2013.

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

On January 8, 2014, the Company borrowed $32,500 from Asher under a Convertible Promissory Note. The note is unsecured, bears interest at 8% per annum and matures on October 10, 2014. The note is convertible into common stock of the Company and the conversion price shall equal the variable conversion price of 50% multiplied by the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date.

 On March 20, 2014, the Company borrowed $32,500 from Asher under a Convertible Promissory Note. The note is unsecured, bears interest at 8% per annum and matures on December 20, 2014. The note is convertible into common stock of the Company and the conversion price shall equal the variable conversion price of 50% multiplied by the average of the lowest three (3) trading prices for the common stock during the thirty (30) trading day period ending on the latest complete trading day prior to the conversion date.

The Company analyzed the Asher Notes for derivative accounting consideration under FASB ASC 470 and determined that the embedded conversion feature qualified for accounting treatment as a financial derivative (See Note 7).

For the nine months ended April 30, 2014, the Company recorded a debt discount of $96,705, as result of the embedded conversion feature being a financial derivative, for proceeds received.

The discounts on these convertible notes are amortized by the Company through interest expense over the life of the notes. During the nine months ended April 30, 2014, the Company recorded $144,232 amortization of the debt discount on the Asher Notes.

A summary of value changes to Asher Notes for the period ended from July 31, 2013 to April 30, 2014 is as follows:

	Asher	Asher	Asher	Asher	Asher	Total
	Note #1	Note #2	Note #3	Note #4	Note #5

Carrying value at July 31, 2013	$19,993	$3,533	$-	$-	$-	$23,526
Additional borrowing	-	-	32,500	32,500	32,500	97,500
Less: repayment of principal	(53,000)	(32,500)	(32,500)	(12,794)	-	(130,794)
Less: discount related to fair value of the embedded
conversion feature	-	-	(32,500)	(31,705)	(32,500)	(96,705)
Add: amortization of discount	33,007	28,967	32,500	30,310	19,448	144,232
Carrying value at April 30, 2014	$-	$-	$-	$18,311	$19,448	$37,759

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

On March 31, 2014, JMJ advanced the Company an additional $20,000. The Company recorded a $20,000 discount on the advance.

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

For the six months ended April 30, 2014, the Company recorded a debt discount of $65,384, as result of the embedded conversion feature being a financial derivative, for proceeds received.

The discounts on these convertible notes are amortized by the Company through interest expense over the life of the notes. During the nine months ended April 30, 2014, the Company recorded $75,797 amortization of the debt discount on the JMJ Notes.

A summary of value changes to JMJ Notes for the period ended from July 31, 2013 to April 30, 2014 is as follows:

	JMJ Note #1	JMJ Note #2	JMJ Note #3	JMJ Note #4	Total

Carrying value at July 31, 2013	$17,890	$-	$-	$-	$17,890
Additional borrowing		27,917	30,000	20,000	77,917
Less: repayment of principal	(18,432)	-	-	-	(18,432)
Less: discount related to fair value of
the embedded conversion feature	-	(20,129)	(22,338)	(20,000)	(62,467)
Less: original issuance discount	-	(2,917)	-	-	(2,917)
Add: amortization of discount	50,837	13,701	8,629	2,630	75,797
Carrying value at April 30, 2014	$50,295	$18,572	$16,291	$2,630	$87,788

Hanover Notes:

On February 6, 2014, the Company issued 8% Convertible Promissory Note (the “Hanover Note”) to Hanover, in the principal amount of $90,000, with a maturity date of December 7, 2014. The Note is convertible into shares of the Company’s common stock at any time beginning on the date that is 180 days following the date of the Note and ending on the Maturity Date, at a fixed price of $0.06 per share.  The Note is subject to customary default provisions, including failure to issue common stock upon conversion. Upon the occurrence of an event of default, the interest rate shall be increased to 18% per annum.

LG Capital Notes:

On April 4, 2014, the Company issued 10% Convertible Promissory Note (the “LG Capital Note”) to LG Capital, in the principal amount of $40,000, with a maturity date of April 4, 2015. The Note is convertible into shares of the Company’s common stock at any time beginning on the date that is 180 days following the date of the Note and ending on the Maturity Date, at a price for each share of Common Stock equal to 50% of the lowest closing bid price for the twenty prior trading days including the date of conversion. The Company recorded a debt discount for the beneficial conversion feature calculated in the amount of $40,000. During the nine months ended April 30, 2014, the Company recorded $2,849 amortization of the debt discount on the LG Capital Notes. Upon the occurrence of an event of default, the interest rate shall be increased to 24% per annum.

NOTE 7 – DERIVATIVE LIABILITY

The Company has determined that the variable conversion price under its Asher and JMJ notes causes the embedded conversion feature to be a financial derivative. The Company may not have enough authorized common shares to settle its obligation if the note holder elects to convert the note to common shares when the trading price is lower than certain threshold.

The fair value of the conversion feature is recognized as a financial derivative at issuance and is measured at fair value at each reporting period. The fair values of the financial derivative were calculated using a modified binomial valuation model with the following assumptions at the loan origination date and April 30, 2014:

	July 31,	On Various Debt	April 30,
	2013	Origination Date	2014

Market value of common stock on measurement date (1)	$0.105	$0.0013 - $0.0024	$0.0013
Adjusted conversion price (2)	0.083	0.001 – 0.004	$0.0013
Risk free interest rate (3)	0.04% - 0.08%	0.02% - 0.11%	0.02% - 0.11%
Life of the note in years	0.48 - 0.86	0.0 - 0.65	0.0 - 0.65
Expected volatility (4)	192%	223%	220%
Expected dividend yield (5)	-	-	-

(1)     The market value of common stock is based on closing market price as of July 31, 2013, on each debt origination date and April 30, 2014.

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

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

Financial Derivatives
Fair value at July 31, 2013	$149,451
Fair value of new financial derivatives	206,237
Change in fair value of derivative liability	(55,083)
Fair value at April 30, 2014	$300,605

NOTE 8 – EQUITY TRANSACTIONS

During the nine months ended April 30, 2014, the Company had the following equity transactions:

Preferred Stock

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

On March 11, 2014, the Company issued an aggregate of 100,000 shares of Series A Preferred Stock to Mr. Alain French, the Company’s President, Chief Executive Officer, Secretary and Treasurer, in consideration for services rendered to the Company, including for and as incentive to continue to assist and provide services to the Company. These shares were valued at $100,871.

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

Common Stock

On August 14, 2013, the Company and Hanover executed an addendum (the “Addendum”) to the Purchase Agreement, pursuant to which Hanover would receive 536,172 of the shares on August 14, 2013 and 536,171 of the shares if the registration statement was not deemed effective within 30 calendar days. The first 536,172 shares, valued at $42,358, were issued by the Company and the expense was recorded. On January 22, 2014, the Company and Hanover entered into a termination agreement (the “Termination Agreement”), to cancel the Agreements, the Addendum, and all of the transactions contemplated thereby. Pursuant to the Termination Agreement, Hanover has agreed to cancel all shares of the Company’s common stock previously issued to Hanover, and to cancel the Company’s obligation to issue the final 536,171 shares.

6,000,000 shares of the Company’s common stock, valued at $16,800, were issued to a vendor for services.

1,000,000 shares of the Company’s common stock were issued to Campania Minera Los Angeles Del Desierto CA De CV, for the stock payable of 167,400 previously recorded by the Company.

137,814,179 shares of common stock, with a fair value of $330,834, were issued to several creditors for the conversion of outstanding convertible debts.

2,226,656 shares of common stock were cancelled by the Company.

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

For the nine months ended April 30, 2014, the Company issued 79,315,583 shares of its common stock, valued at $208,341, to IBC to settle all outstanding debt.

As of April 30, 2014, the Company had 290,016,767 shares of common stock outstanding.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to April 30, 2014, 132,330,186 shares of common stock were issued to several creditors for the conversion of outstanding convertible debts.

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

Our metallic exploration concession applications in the Dominican Republic now consist of two exploration claims, Richard and David. The reduction in claims will allow the company to focus its resources on the two most prospective claims selected from its former Dominican claim portfolio. Meanwhile the Company continues to investigate near-term gold and silver production opportunities in Mexico, Central America, Latin America and more recently in Africa.

The Company has received interest from another mining company to purchase the Richard and David exploration claim applications and negotiations are ongoing. If consummated, the sale will allow the Company to focus on acquiring more near term opportunities outside of the Dominican Republic which may require relocation of its operations office.

In Mexico the Company is currently waiting for verification from the Mexican concessionaires that all the permits, licenses and entitlements are in effect in accordance with the Production Contract prior to releasing the final payment of $100k for advanced royalties.

More specifically, our mission is to acquire properties with economic concentrations of poly-metallic mineralization, ideally open-pit where the material can be concentrated and transported to local or offshore for smelting. The Company is also considering setting up a mobile precious metal refinery with a monthly capacity of 50kg to process its concentrate and also alluvial gold purchased from local artisanal mines.

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

Plan of Operations

Exploration Plan in the Dominican Republic:

Exploration in the Dominican Republic has been temporarily suspended pending the outcome of negotiations for a potential sale of the Richard and David exploration concession applications.

Claim Status

In February 2014, the Dominican Mining Office (“DGM”) notified several exploration and mining companies, including Santo Mining and Gexplo, SRL that it was cancelling all but two of the claims. The Company, together with several of the other claim owners that have received similar cancellation  letters are reviewing our options including  possibly contesting the legality of the cancellation by the DGM.  Meanwhile Santo Mining and Gexplo SRL have notified the DGM that it has selected the two most prospective claims being “RICHARD” which rights were currently owned by Santo Mining and “DAVID” belonging to Gexplo, SRL. According to DGM both these claim areas will be exclusively reserved for Santo Mining and DGM provide notification on how to proceed.

On March 10, 2014, the Company agreed to purchase “DAVID” from Gexplo SRL 100% of the rights, title and interest in the “DAVID” Mineral Exploration Concession Application in the Dominican Republic consisting of 1,400 Hectares located in Dominican Republic, and any deposits of minerals on “DAVID” for 100,000,000 shares of the Company’s common  stock, par value $0.00001 and $100,000 payable and transferrable to Alain French 15 days following the granting of an Exploration Concession  to Santo Mining. In addition 5% net smelter royalty will be paid to Alain French.  In addition Gexplo, SRL has agreed that all accrued payments and shares transferrable for the prior acquisition of the “CHARLES” claim will be cancelled.

Richard Claim

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

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete according to DGM now 3-6 months. Cost approx. $1,000.

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

•         Exploration Concession Document Drafted by DGM: Usually no further requirements by applicant. Estimated time to complete according to DGM now 3-6 months. Cost approx. $1,000.

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

Disclosure: At this time the David property is without known reserves and the proposed program is exploratory in nature.

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

On March 11, 2014, the Company issued an aggregate of 100,000 shares of Series A Preferred Stock to Mr. Alain French, the Company’s President, Chief Executive Officer, Secretary and Treasurer, in consideration for services rendered to the Company, including for and as incentive to continue to assist and provide services to the Company. These shares were valued at $100,871.

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

Results of Operations

For the three and nine months ended April 30, 2014 and 2013

Revenues

As of the date of this report, we have yet generated any revenues from our business operations.

Operating Expenses

Operating expenses decreased by $2,874 to $273,389 for the three months ended April 30, 2014, compared to $276,263 for the three months ended April 30, 2013.

Operating expenses increased by $121,500 to $679,980 for the nine months ended April 30, 2014, compared to $558,480 for the three months ended April 30, 2013. The increase was primarily due to increases on general and administrative expense for the operations in Mexico and to stock compensation expense for the preferred stock issued during the period.

Other Income/Expense

Other expense for the three and nine months ended April 30, 2014 was $449,148 and $673,617, respectively, compared to $167 and $167 for the three and nine months ended April 30, 2013, respectively. The increase in other expense was primarily due to increase in change in fair value of derivative and interest expense.

During the three and nine months ended April 30, 2014, we recorded a gain of $65,440 and $55,083, respectively, on the change in fair value of derivative liability instruments, compared to a gain of $212 for both the three and nine months ended April 30, 2013.

Interest expense amounted to $728,700 and $379 during the nine months ended April 30, 2014 and 2013, respectively, and the increase is a result of additional convertible debt funding. Additional amortization of debt discount arose from the Asher Notes of $144,232, LG Note of $2,849 and from the JMJ Note of $75,797, along with additional interest charge of $505,822. Interest expense amounted to $514,588 and $379 during the three months ended April 30, 2014 and 2013, respectively, and the increase is a result of additional convertible debt funding and amortization of the debt discount.

Net Loss

Net loss for the nine months ended April 30, 2014 was $1,353,597 as compared to $558,647 net loss for the nine months ended April 30, 2013.   The increase of net loss was mainly due to additional generate and administrative incurred by our Mexican operations and interests and losses we incurred for our outstanding debts. Net loss for the three months ended April 30, 2014 was $727,537 as compared to $276,430 net loss for the three months ended April 30, 2013. The increase of net loss was mainly due to additional generate and administrative incurred by our Mexican operations and interests and losses we incurred for our outstanding debts.

Liquidity and Capital Resources

As of April 30, 2014, our total assets were $239,573, comprised of cash, deposits,  and amounts capitalized relating to the mineral claim, and our total liabilities were $1,152,403, comprised of accounts payable and related party advances, stock payable, convertible notes payable and derivative liability.

The following table sets forth selected cash flow information for the nine month period ended April 30, 2014:

Net cash used in operating activities	$ (280,495)
Net cash used in investing activities	Nil
Net cash provided by financing activities	302,500

Net change in cash	$ 22,005

Operating Activities

Cash used in operating activities for the nine month period ended April 30, 2014 was $280,495, which was primarily due to professional fees incurred by the Company during this period.

Investing Activities

Cash used in investing activities for the nine month period ended April 30, 2014 was $Nil.

Financing Activities

Cash provided by financing activities for the nine month period ended April 30, 2014 was $302,500, which was due to the issuance of convertible notes in the amount of $302,500.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the period from January 31, 2014, to April 30, 2014, we issued 15,896,103 shares of our common stock to IBC in connection with the conversion of a court settled liability. These shares of common stock were issued to IBC in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear.

For the period from January 31, 2014 to April 30, 2014, we issued 40,695,581 shares of our common stock to Asher in connection with the conversion of debt.

For the period from January 31, 2014 to April 30, 2014, we issued 4,000,000 shares of our common stock to JMJ in connection with the conversion of debt.

On March 11, 2014, the Company issued an aggregate of 100,000 shares of Series A Preferred Stock to Mr. Alain French, the Company’s President, Chief Executive Officer, Secretary and Treasurer, in consideration for services rendered to the Company, including for and as incentive to continue to assist and provide services to the Company. These shares were valued at $100,871.

Unless otherwise noted, the above issuances of shares to are exempt from registration, pursuant to Section 4(2) of the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these stockholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Mine Safety and Health Administration Regulations

We consider health, safety and environmental stewardship to be a core value for the Company.

Our Dominican Republic exploration properties are not subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended April 30, 2014 and the fiscal year ended July 31, 2013, despite the fact Santo Ming Corp is outside the “Mine Act” jurisdiction, the Company had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K.

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

SANTO MINING CORP.

Dated: June 23, 2014	BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)