Form 10-Q/A
period 2014-04-30
Santo Mining Corp.
filed 2014-07-08
CIK 1499275

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended April 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on June 23, 2014 (the “Original Filing Date”), to correct a few clerical errors related to our financial statements and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Schema
101.CAL XBRL Taxonomy Calculation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

Item 1. Financial Statements

                                                                                                                                              Index

Balance Sheets (unaudited)......................................................................................................F–1

Statements of Operations (unaudited).......................................................................................F–2

Statements of Cash Flows (unaudited)......................................................................................F–3

Notes to the Financial Statements (unaudited)...........................................................................F–4

SANTO MINING CORP. BALANCE SHEETS (Unaudited)
	April 30, 2014	July 31, 2013
ASSETS

CURRENT ASSETS
Cash	$42,658	$20,653
Prepaid expenses	-	78,728
Total Current Assets	42,658	99,381

Mineral claims	186,915	186,915
Website, net of amortization & impairment of $0 and $3,102, respectively	-	3,102
Deposits	10,000	137,247

TOTAL ASSETS	$239,573	$426,645

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$185,800	$119,648
Stock payable	263,604	392,400
Derivative liability	300,605	149,451
Related party payable	149,696	149,696
Convertible notes payable, net of discount of $222,878 and $31,140, respectively	252,698	41,416

TOTAL LIABILITIES	1,152,403	852,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Preferred stock, 500,000 shares authorized, 100,000 issued and outstanding	-	-
Preferred stock, 500,000,000 shares authorized, $0.00001 par value; none issued and outstanding	-	-
Common stock, 5,000,000,000 shares authorized, $0.00001 par value; 290,016,767 and 67,577,489 shares issued and outstanding, respectively	2,900	676
Additional paid-in capital	1,983,242	1,118,733
Deficit accumulated during the development stage	(2,898,972)	(1,545,375)

TOTAL STOCKHOLDERS' DEFICIT	(912,830)	(425,966)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$239,573	$426,645

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
OPERATING EXPENSES:
General and administrative	$273,389	$276,263	$677,121	$558,480
Impairment of assets	-	-	2,859	-

Total operating expenses	273,389	276,263	679,980	558,480

Other income (expense):
Change in fair value of derivative liability	65,440	212	55,083	212
Interest expense	(514,588)	(379)	(728,700)	(379)

Total other expense	(449,148)	(167)	(673,617)	(167)

Net loss	$(727,537)	$(276,430)	$(1,353,597)	$ (558,647)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.01)	$ (0.01)

Basic and diluted weighted average number of common shares outstanding	26,470,663	66,251,271	120,588,697	64,823,026

The accompanying notes are an integral part of these financial statements.

SANTO MINING CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,353,597)	$(558,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	446,096	784
Share-based compensation	198,762	167,132
Impairment of assets	2,859	-
Unrealized (gain) loss on change in derivative values	(55,083)	(212)
Changes in operating assets and liabilities:
Prepaid expense and other assets	205,975	-
Accounts payable and accrued expenses	274,493	78,223
Net cash used in operating activities	(280,495)	(312,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of deposit on mineral claims	-	(106,247)
Purchase of mineral claims	-	(29,523)
Payments for website	-	(210)
Net cash used in investing activities	-	(135,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	390,200
Proceeds from issuance of convertible notes payable, net	302,500	53,000
Net cash provided by financing activities	302,500	443,200

Net change in cash	22,005	(5,500)
Cash, beginning of period	20,653	50,793

Cash, end of period	$42,658	$45,293

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for prepaid expenses	$-	$103,500
Shares transferred between related parties for mineral claims	$-	$6,654
Shares issued for purchase of mineral claims	$-	$392,400
Liability accrued for purchase of mineral claims	$-	$70,000
Fair value of derivative liability	$206,237	$7,102
Shares issued for stock payable	$167,400	$-
Shares issued for accounts payable	$208,341	$-
Shares issued for convertible debts	$330,834	$-

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

Website

Website is carried at cost, with amortization provided on a straight-line basis over its estimated useful lives of five years. The Company determined during the nine months ended April 30, 2014, it will no longer use the website previously purchased and impaired the remaining book value of $2,859.

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

On May 31, 2012, the Company entered into a promissory note with GEXPLO, SRL, a company owned by the Company’s then corporate secretary (and current President, Secretary, Treasurer and Director), Mr. Alain French.  The total amount loaned was $59,770 as of May 31, 2012 for exploration expenses that the Company paid on GEXPLO’s behalf for Alexia Claim which was acquired by the Company in July 2012. The loan is non-interest bearing and matured on December 31, 2012. The loan was cancelled by the Company as consideration in the Acquisition Agreement, on July 30, 2012. See Note 4 for the shares transferred between Ms. Ruiz and GEXPLO.

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

Hanover Notes:

On February 6, 2014, the Company issued a 8% Convertible Promissory Note (the “Hanover Note”) to Hanover, in the principal amount of $90,000, with a maturity date of December 7, 2014. The Note is convertible into shares of the Company’s common stock at any time beginning on the date that is 180 days following the date of the Note and ending on the Maturity Date, at a fixed price of $0.06 per share.  The Note is subject to customary default provisions, including failure to issue common stock upon conversion. Upon the occurrence of an event of default, the interest rate shall be increased to 18% per annum.

LG Capital Notes:

On April 4, 2014, the Company issued a 10% Convertible Promissory Note (the “LG Capital Note”) to LG Capital, in the principal amount of $40,000, with a maturity date of April 4, 2015. The Note is convertible into shares of the Company’s common stock at any time beginning on the date that is 180 days following the date of the Note and ending on the Maturity Date, at a price for each share of Common Stock equal to 50% of the lowest closing bid price for the twenty prior trading days including the date of conversion. The Company recorded a debt discount for the beneficial conversion feature calculated in the amount of $40,000. During the nine months ended April 30, 2014, the Company recorded $2,849 amortization of the debt discount on the LG Capital Notes. Upon the occurrence of an event of default, the interest rate shall be increased to 24% per annum.

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

On March 13, 2014, the Company filed an amendment to the Company’s articles of incorporation with the Secretary of State of Nevada, to increase the Company’s authorized common stock from 450,000,000 shares of common stock, par value $0.00001 per share, to 5,000,000,000 shares of common stock, par value $0.00001 per share.

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

Net Loss

Net loss for the nine months ended April 30, 2014 was $1,353,597 as compared to $558,647 net loss for the nine months ended April 30, 2013.   The increase of net loss was mainly due to additional general and administrative expenses incurred by our Mexican operations and interests and losses we incurred for our outstanding debts. Net loss for the three months ended April 30, 2014 was $727,537 as compared to $276,430 net loss for the three months ended April 30, 2013. The increase of net loss was mainly due to additional general and administrative expenses incurred by our Mexican operations and interests and losses we incurred for our outstanding debts.

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

Operating Activities

Cash used in operating activities for the nine-month period ended April 30, 2014 was $280,495, which was primarily due to professional fees incurred by the Company during this period.

Investing Activities

Cash used in investing activities for the nine-month period ended April 30, 2014 was $Nil.

Financing Activities

Cash provided by financing activities for the nine-month period ended April 30, 2014 was $302,500, which was due to the issuance of convertible notes in the amount of $302,500.

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

SANTO MINING CORP.

Dated: July 8, 2014	BY:	/s/ALAIN FRENCH
Alain French President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer (Duly Authorized Principal Executive Officer and Principal Financial Officer)