Form 10-K/A
period 2012-07-31
SANTO MINING CORP.
filed 2016-08-24
CIK 1499275

ANNUAL REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934
Date of Report (Quarterly period
ended)
July 31, 2012
SANTO MINING CORP.

(Exact name of registrant
as specified in its charter)
(State or other jurisdiction
of incorporation)
FLORIDA  333-169503
(Commission
File Number)

(IRS Employer
Identification No.)

27-0518586

13117 NW 107 AVE, SUITE E-3
Hialeah Garden, FL  33018

Address of principal
executive offices)
Hialeah Garden, FL
(Zip Code)
33018
Registrants
telephone number,
including area code
888-543-8555
(Former name or former address,
if changed since last report.)
Santo Pito Corporation

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
best of registrants knowledge,
in definitive proxy information
statements incorporated by
reference in Part III of this
Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether
the registrant is a large
accelerated filer, an accelerated
filer, a non-accelerated filer,
or a smaller reporting company.
See the definitions of large
accelerated filer, accelerated
filer and smaller reporting
company in Rule 12b-2 if
the Exchange Act.

Large accelerated filer
Accelerated Filer

Non-accelerated filer
Smaller reporting company [X]

Indicate by check mark whether
the registrant is a shell company
(as defined in Rule 12b-2 of the
Exchange Act).    Yes      No [X]

As of July 31st, 2016, the registrant
had 2,189,374,998 shares issued and outstanding.

 EXPLANATORY NOTE

On November 13th, 2011, Santo Mining Corp.
filed its Yearend Report on Form 10-K for
the fiscal year end period July 31st, 2012
(the Original Report). On August 5th, 2016,
the Registrant filed Amendment No. 1 on
Form 10-K/A is being filed solely for
the purpose of correcting the shell
company disclosure on Item 1. Business
Overview and Item 7. Managements
Discussion and Analysis of
Financial Conditions and Results
of Operations. Except as described
above, this Form 10-K/A does not amend
or update any information contained
in the Original Report to reflect events
occurring subsequent to the original
filing dates or otherwise.

Santo Pita Corporation was
incorporated in the State of
Nevada on July 8, 2009. Its
business operations were
divided into two segments.
The first segment which
was launched in mid-May, ahead
of its slated completion date of
June, 2011 is DR DENTAL SPA, which
will be an informative and
interactive website portal,
where both dentists and
patients can access dental
information and, in the future,
have video-to-video online
consultations.  In September 21st,
2010 the company files an S-1
Registration to the Securities
Exchange under the Securities Act of 1933.

Santo Pita Corporation Filed its
10-K Fiscal Yearend July 31st, 2011
on November 3rd, 2011 File No. 333-169503/
Film No. 111175531. This filling clearly
indicates that the company has never been
a SHELL.  The company clearly check marked
that it was not a SHELL.  Additionally,
the company had operations, which is
evident in the first 10-K and additional
10-Q fillings.  These fillings where Audited by GBH.

The 8-K filed on July 31st, 2012 by
Santo Mining Corp. File No. 333-169503/
Film No. 12994770 referencing
FORM 10 DISCLOSURE
The Company was a shell company
(as such term is defined in Rule
12b-2 under the Exchange Act immediately
before the acquisition of the Claim.
Accordingly, pursuant to the requirements
of Item 2.01(a)(f) of Form 8-K, set forth
below is the information that would be required
if the Company was required to file a general
form for registration of securities on Form 10
under the Exchange Act with respect to its
common stock (which is the only class
of the Companys securities subject to
the reporting requirements of Section 13
or Section 15(d) of the Exchange Act upon
acquiring the Claim).  Any information
required by Form 10 that is not included herein,
is incorporated by reference the Companys
Annual Report on Form 10-K for the fiscal
year ended July 31, 2011, filed with the
U.S. Securities and Exchange Commission
(the Commission) on November 2, 2011.
Is totally a contradiction to the 10-K Fiscal
Yearend July 31st, 2011 on November 3rd,
2011 File No. 333-169503/Film No. 111175531.

In Addition, all other mentions of the
company being a SHELL under the 8-K filed
on July 31st, 2012 by Santo Mining Corp.
File No. 333-169503/Film No. 12994770,
is incorrect and evident on Santo Pita
Corporation Filed its 10-K Fiscal
Yearend July 31st, 2011 on November 3rd,
2011 File No. 333-169503/Film No. 111175531
and including two legal opinions by two
independent SEC Attorneys and a Sworn
Affidavit from the previous CEO of
Santo Mining Corp.

SIGNATURES
Pursuant to the requirements
of the Securities Exchange
Act of 1934, the registrant
has duly caused this report
to be signed on its behalf
by the undersigned hereunto
duly authorized.
SANTO MINING CORP.

Date: August 5th, 2016
By:/s/
Name:  Franjose Yglesias
President and CEO

Date: August 5th, 2016
By:/s/
Name: Matthew Arnett
Secretary of the Board of Directors