Form 10-Q/A
period 2013-04-30
SANTO MINING CORP.
filed 2016-08-24
CIK 1499275

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934
Date of Report (Quarterly period
ended)
April 30, 2013
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

EXPLANATORY NOTE

On June 19th, 2013, Santo Mining Corp.
filed its Quarterly Report on Form 10-Q
for the quarter end period April 30th,
2013 (the Original Report). On
August 5th, 2016, the Registrant
filed Amendment No. 1 on Form 10-Q/A
is being filed solely for the purpose
of correcting the shell company disclosure
on Item 2. Managements Discussion and
Analysis of Financial Conditions and
Results of Operations. Except as
described above, this Form 10-Q/A
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

Santo Pita Corporation Filed its 10-K
Fiscal Yearend July 31st, 2011 on November
3rd, 2011 File No. 333-169503/Film No. 111175531.
This filling clearly indicates that the company
has never been a SHELL.  The company clearly check
marked that it was not a SHELL.  Additionally, the
company had operations, which is evident in the
first 10-K and additional 10-Q fillings.  These
filings were Audited by GBH.

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