Form 10-K/A
period 2013-07-31
SANTO MINING CORP.
filed 2016-08-24
CIK 1499275

ANNUAL REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934
Date of Report (Quarterly period
ended)
July 31, 2013
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

 EXPLANATORY NOTE

On November 13th, 2013, Santo Mining Corp.
filed its Yearend Report on Form 10-K
for the fiscal year end period July 31st,
2013 (the Original Report). On November
26th, 2013, the Registrant filed
Amendment No. 1 on Form 10-K/A the
purpose of this Amendment is solely to:
(1) make adjustments to certain XBRL
(eXtensible Business Reporting Language)
information filed as part of the Form 10-K;
and (2) amend Item 15 to include Exhibits 31.1
and 32.1, which were previously filed but not
included in the exhibit and financial
statement schedules.   This Amendment
speaks as of the original filing date
of the Form 10-K, does not reflect events
that may have occurred subsequent to the
original filing date, and does not modify
or update in any way disclosures,
financial statements or supplementary
data made in the original Form 10-K.
On August 5th, 2016, the Registrant filed
Amendment No. 2 on Form 10-K/A is
being filed solely for the purpose of
correcting the shell company disclosure
on Item 1. Business Overview and Item 7.
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