Form 10-Q/A
period 2013-10-31
SANTO MINING CORP.
filed 2016-08-24
CIK 1499275

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934
Date of Report (Quarterly period
ended)
October 31, 2013
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

 EXPLANATORY NOTE

DESCRIPTION OF BUSINESS

Corporate History and Background

We were incorporated in the State of
Nevada on July 8, 2009.  From our inception,
we were engaged in the operation of a website portal,
www.drdentalspa.com, where both dentists and patients
could access dental information, as well as
operating a teeth whitening business. Recently,
our management decided to redirect our business
focus towards identifying and pursuing options
regarding the acquisition of mineral exploration
property with the focus on gold and other precious metals.

From July 8, 2009 through to the date of the acquisition
of the Claim, discussed above, we were a designated shell
company with minimal operations.  As described above,
on July 30, 2012, we entered into the Acquisition Agreement
and as a result of the transfer of title to the Claim to us, we began operations and ceased to be a shell.

Item 5.06      Change in Shell Company Status

Reference is made to the disclosure set forth
under Items 2.01 of this Report, which disclosure
is incorporated herein by reference.

Item 9.01      Financial Statements and Exhibits

(c)  Shell Company Transactions.

Reference is made to the financials in
the Companys Annual Report on Form 10-K
for the fiscal year ended July 31, 2011,
filed with the U.S. Securities and Exchange
Commission on November 2, 2011, which is
incorporated herein by reference.

SIGNATURES
Pursuant to the requirements
of the Securities Exchange
Act of 1934, the registrant
has duly caused this report
to be signed on its behalf
by the undersigned hereunto
duly authorized.
SANTO MINING CORP.

Date: August 5th, 2016
By:/s/
Name:  Franjose Yglesias
President and CEO

Date: August 5th, 2016
By:/s/
Name: Matthew Arnett
Secretary of the Board of Directors