Form 10-Q/A
period 2013-10-31
SANTO MINING CORP.
filed 2016-08-24
CIK 1499275

QUARTERLY REPORT
Pursuant to Section 13 OR 15(d) of
The Securities Exchange Act of 1934
Date of Report (Quarterly period
ended)
October 31, 2012
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

 EXPLANATORY NOTE

On December 17th, 2012, Santo Mining Corp.
filed its Quarterly Report on Form 10-Q
for the quarter end period October 31st,
2012 (the Original Report). On August 5th,
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

Santo Pita Corporation Filed its 10-K Fiscal
Yearend July 31st, 2011 on November 3rd, 2011
File No. 333-169503/Film No. 111175531. This
filing clearly indicates that the company has
never been a SHELL.  The company clearly check
 marked that it was not a SHELL.  Additionally, t
he company had operations, which is evident in the
first 10-K and additional 10-Q fillings.  These
filings were Audited by GBH.

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