Form 10-K
period 2024-12-31
SANTO MINING CORP.
filed 2025-04-15
CIK 1499275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54938

Santo Mining Corp.
(Exact name of registrant as specified in its charter)

Commission file number:

Wyoming	65-0945967
(State of incorporation or organization)	(IRS Employer Identification No.)

300 Peachtree St. NE, Ste #1775

Atlanta, GA 30308-3565

(Address of Principal Executive Offices) (Zip Code)

1-404-734-3277

(Registrant’s telephone number, including area code)

Email: info@transferledger.io

Communication Copies to

Jeff Turner

JDT Legal

897 W Baxter Dr.

South Jordan, Utah 84095

Phone: 801.810.4465

Fax: 888.920.1297

jeff@jdt-legal.com

Securities to be Registered Under Section 12(g) of the Act:

Common Stock, Par Value $0.00001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

i

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large, accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

On June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.00. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

As of April 15, 2025, the Company had 18,436,585,961 outstanding shares of common stock.

Documents incorporated by reference: None.

ii

SANTO MINING CORP.

a/k/a GROOVY COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2024

iii

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This document may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations, assumptions, and projections about future events or financial performance and are not guarantees of future results. Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied. Statements containing words like “believe,” “anticipate,” “endeavor,” “estimate,” “expect,” “project,” “intend,” or similar expressions identify these forward-looking statements. Specifically, statements regarding future growth, market adoption of Groovy’s platform, regulatory developments, technological advancements, and financial performance in the cannabis and cryptocurrency industries are subject to these risks and uncertainties

Factors that could cause actual results to differ materially from those currently anticipated include, but are not limited to: the risks associated with the evolving cannabis market, including but not limited to regulatory uncertainties and changes in laws and regulations; competitive pressures within the cannabis sector; technological disruptions impacting operational efficiency; fluctuations in market demand; variations in product pricing; the ability to effectively penetrate new markets; and the potential financial or reputational impacts from legal, administrative, or regulatory developments. Further, risks relating to the volatile nature of the cryptocurrency market, potential security breaches, fluctuations in token values, and changes in investor sentiment are relevant considerations. These factors, as well as risks relating to the general economy, market volatility, and competitive activity, are further detailed within the “Risk Factors” section of this document.

The Company does not undertake any obligation to update or revise any forward-looking statements contained in this document, whether as a result of new information, future events, or otherwise. Investors should carefully consider these factors and the risks discussed throughout this report before making any investment decisions. This statement is made for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Further, investors should independently research and evaluate the potential risks and rewards of investing in the Company and the cannabis and cryptocurrency sectors.

CAUTIONARY STATEMENT REGARDING GROOVY REWARDS

TOKENS NON-SECURITIES DISCLAIMER

Groovy Rewards Tokens are utility tokens designed exclusively for gaming and social media entertainment purposes within the Groovy ecosystem. These tokens do not represent securities, investments, or ownership stakes in any company or entity. They confer no voting rights, profit-sharing entitlements, or other rights typically associated with securities. The tokens are not intended to be purchased as financial investments and have no inherent monetary value outside of our entertainment platform. Any value attributed to these tokens is solely derived from their utility within our gaming and social media applications. Users should acquire these tokens only if they intend to use them for their designated entertainment purposes.

LEGAL STATUS AND PURPOSE

Groovy Rewards Tokens function solely as digital collectibles similar to virtual trading cards or digital art. They exist to enhance consumer experiences within the Groovy ecosystem and to build community engagement.

ABSENCE OF INVESTMENT CHARACTERISTICS

Groovy Rewards Tokens possess none of the defining characteristics of securities or investments: they confer no ownership rights, equity, or stake in any company; holders receive no dividends, profit-sharing, or revenue distributions of any kind; the tokens grant no voting rights or control over any business operations; any fluctuations in perceived value are completely disconnected from company performance or management efforts; and the tokens are not offered as a means to fund business activities, development initiatives, or corporate expansion.

RISK FACTORS

Groovy Rewards Tokens carry significant risks that all participants must acknowledge: they possess absolutely no intrinsic monetary value; they are not backed by any tangible assets or reserves; the issuing companies make no promises, guarantees, or representations regarding any potential future utility or value; the perceived value or utility of tokens may experience extreme volatility, including potentially becoming entirely worthless; and regulatory changes or developments in applicable laws could significantly impact or entirely eliminate the transferability, functionality, or continued existence of the tokens.

APPROPRIATE USE CASES

Groovy Rewards Tokens should ONLY be acquired for legitimate non-financial purposes: as entertainment and engagement collectibles within the Groovy ecosystem; for participation in community events, activities, and exclusive experiences; as a way to explore and interact with blockchain technology functionality; and as an expression of brand appreciation, community membership, and loyalty engagement-under no circumstances should these tokens be acquired with any expectation of profit, financial return, or as any form of investment vehicle.

USER ACKNOWLEDGMENT

By acquiring, holding, or transferring Groovy Rewards Tokens, participants explicitly acknowledge and agree that they understand these are non-financial digital collectibles with no investment characteristics; have absolutely no expectation of profit derived from the managerial or entrepreneurial efforts of any company; fully accept all risks associated with digital collectibles, including potential complete loss of utility or perceived value; will use the tokens exclusively for their intended entertainment and engagement purposes; and are in compliance with all applicable laws and regulations in their jurisdiction regarding digital collectibles and virtual assets.

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

•Santo Mining Corp. (“the Company”) was incorporated in the State of Nevada on July 8, 2009, under the name Santa Pita Corp. The Company’s original mission was to operate an internet portal for dentists and patients to access dental information, as well as a teeth-whitening business.

•On July 30, 2012, the Company redirected its focus toward precious metal exploration and mining. Mineral exploration commenced with the execution of a mineral claim acquisition agreement (the “Acquisition Agreement”) between GEXPLO, SRL (the “Vendor”) and the Company, whereby the Company agreed to acquire from the Vendor a one hundred percent (100%) interest in a claim (the “Claim”) located in the Dominican Republic. Concurrent with this strategic shift, the Company was renamed Santo Mining Corp.

•On April 2, 2015, Santo Mining Corp. entered into a “Plan of Exchange” Agreement (the “Agreement”) with Cathay Cigars of Asia Corporation, a Florida corporation (“Cathay”). Pursuant to the terms of the Agreement, the Company agreed to acquire 100% of the capital stock of Cathay in exchange for the issuance of 300,000 shares of Series A Preferred Stock of the Company (the “Transaction”), effectively transferring majority voting power to Cathay. The Transaction was contingent upon several conditions, including: 1) the Company’s issuance of 300,000 shares of Series A Preferred Stock within 30 days of the Agreement execution; 2) elimination of any known or potential Company liabilities not covered by Cathay; 3) the resignation of Mr. Alan French and Mr. Mario Mendez from the board of directors (the “Board”) and as officers of the Company; 4) delivery of the Company’s corporate documents to Cathay; and 5) release by the Company’s note-holders of any and all penalties in connection with the post-Transaction reorganization.

•Santo Mining Corp. redomiciled to State of Florida in July 2015. From July 2015 to August 2017, the Company evolved from an exporter and distributor of cigars and tobacco to Asia into a software development company specializing in blockchain and cryptocurrency NFTs, operating from Ho Chi Minh City (Saigon), Vietnam.

•In July 2021, the Company redomiciled to the State of Wyoming, where it maintains an active business registration in good standing. Concurrently, the Company relocated its operational headquarters from Ho Chi Minh City (Saigon), Vietnam, to Medellín-Bogotá, Colombia. Through its subsidiary, Santo Blockchain Labs of Colombia, S.A.S., the Company continued its principal focus on blockchain, cryptography, artificial intelligence, web3, and fourth industrial revolution (4IR) software development.

•On February 7, 2024, the Company filed with the State of Wyoming to change its name from Santo Mining Corp. to Groovy Company, Inc.

•On February 19, 2025, the Company entered into an Exchange Agreement with Pineapple Express Cannabis Company. Under this agreement, the Company exchanged all its assets for an 87% controlling interest in Pineapple Express Cannabis Company. The Company will maintain and continue to develop the Groovy Platform as a Service (PaaS) for Pineapple Express Cannabis Company.

The Company also has three subsidiaries:

1.BlackFlamingo Ventures, LLC (Florida): This subsidiary focuses on providing essential administrative and logistical support for the Company’s operations. Its specialization in Latin America, Asia, and USA has a focus on facilitating cross-border transactions, navigating international regulations, and managing supply chain logistics.

2.Santo Blockchain Labs Corp. (Wyoming): Leveraging Wyoming’s favorable regulatory environment for blockchain and crypto-asset businesses, this subsidiary focuses on the legal and regulatory aspects of the Company’s blockchain operations. Wyoming has established itself as a leader in blockchain legislation, offering a clear and comprehensive legal framework for businesses operating in this space.

3.Santo Blockchain Labs of Colombia S.A.S., based in Bogotá, serves as the primary operational hub for Groovy’s Platform as a Service (PaaS) development and execution. This subsidiary is responsible for the full lifecycle of the Groovy platform, encompassing design, development, testing, deployment, maintenance, and ongoing enhancements. Its location in Colombia provides access to a growing technology talent pool and potentially favorable operating costs.

BlackFlamingo Ventures, LLC	Santo Blockchain Labs, Corp	Santo Blockchain Labs of Colombia S.A.S
FEI/EIN: 92-3281193 Date of Incorporated: 04/11/2023 State of Incorporation: Florida Director: Franjose Yglesias Title: MRG Consideration Paid: NONE Formed and incorporated by the Company	FEI/EIN: 86-2642129 Date of Incorporated: 03/15/021 State of Incorporation: Wyoming Director: Franjose Yglesias Title: MR Consideration Paid: NONE Formed and incorporated by the Company

NIT: 901-614-506-9

Date of Incorporated: 02/065/2022

State of Incorporation: Medellin, Republic of Colombia

Representante Legal: Franjose Yglesias

Title: CEO

Consideration Paid: NONE

Formed and incorporated by the Company

DESCRIPTION OF BUSINESS

Historical Account of Software Development Services: Santo Mining Corp. (2017-2024)

This describes a comprehensive historical technical overview of the software development operations and services provided by Santo Mining Corp., now known as TransferLedger Co., from 2017 to 2024.

PO8 Maritime Archaeology Blockchain Platform (2017-2019)

Santo Mining Corp. developed an innovative blockchain-based ecosystem for Pieces of 8 (PO8), designed to transform the marine archaeology industry in the Bahamas. The platform implemented a dual-token structure on the Ethereum blockchain, utilizing the ERC-20 standard for utility tokens and the ERC-721 standard for non-fungible tokens (NFTs)

representing maritime artifacts. This approach preceded the mainstream NFT boom by several years and pioneered the application of tokenization to physical historical objects.

The platform’s most sophisticated technical component was its “Digital Twin” architecture, establishing cryptographically secure connections between physical maritime artifacts and their blockchain representations. Each artifact underwent comprehensive digitization through high-resolution 3D scanning, spectroscopic material analysis, and photogrammetry. This process generated unique digital signatures that were immutably recorded on the blockchain. Physical artifacts received tamper-evident tags with embedded NFC chips, creating an unbroken authentication chain between tangible objects and their digital counterparts-a crucial innovation for maintaining provenance in maritime artifacts.

PO8’s ecosystem comprised four integrated technical components addressing different aspects of the maritime archaeology value chain:

•Maritime Artifact Data System (MADS): Employed distributed computing to analyze exploration data, breaking complex sonar and historical information into manageable tasks for network participants.

•Historical Open Auction Platform (HOAP): Provided a decentralized marketplace for artifact trading with escrow smart contracts and privacy-preserving bidding mechanisms.

•Government Artifact Auction System (GAAS): Added institutional-grade features specifically for museums and government entities.

•PO8 Historical Artifact Registry System (PHARS): Served as the authentication backbone with sophisticated cryptographic techniques for maintaining artifact provenance.

To address common blockchain challenges, including Ethereum’s scalability limitations and the complexities of storing large volumes of high-resolution artifact data, the development team implemented several technical solutions:

•State channels for real-time data updates

•Layer-2 sidechains for computation-intensive operations

•Hybrid storage approaches combining IPFS and off-chain solutions with cryptographic links

Despite these technical innovations, the project ultimately succumbed to external factors. The 2018 cryptocurrency market crash significantly impacted the company’s financial foundation, causing the Ethereum raised during their ICO to lose approximately 95% of its value. This undermined the token economic model and made additional funding rounds nearly impossible to secure.

Subsequent challenges included Hurricane Dorian striking the Bahamas as a Category 5 storm in September 2019, damaging physical infrastructure and forcing the indefinite suspension of maritime exploration activities. The COVID-19 pandemic in early 2020 delivered the final blow, halting exploration possibilities, eliminating potential investments, and accelerating the dispersal of the technical team. By Q3 2020, the Bahamian company ceased operations, leaving its innovative blockchain architecture and maritime artifact authentication system as a technological legacy that continues to influence NFT applications in cultural heritage preservation.

Outsourcing Services During COVID-19 Pandemic (2020-2021)

During the COVID-19 pandemic, the company pivoted to provide outsourcing services, securing three major publicly traded clients:

Fan Pass Digital Music Platform

Santo executed a sophisticated software development project for Friendable’s Fan Pass platform, creating a digital ecosystem for musicians when traditional performance venues were shuttered. The technical architecture featured:

•A React.js frontend optimized for livestreaming, with custom WebRTC implementations prioritizing audio fidelity while maintaining video synchronization

•Dynamic theming capabilities allowing artists to create branded virtual venues

•Responsive design ensuring consistent experiences across mobile and desktop devices

•A microservices backend built with Node.js and TypeScript

•Hybrid database architecture utilizing MongoDB for flexible document storage and PostgreSQL for transactional integrity

The platform’s core functionality centered around its media delivery system and monetization engine:

•Specialized streaming infrastructure implementing adaptive bitrate technology

•Real-time analytics providing artists with immediate feedback on audience engagement and revenue generation

•Payment processing system integrating both traditional and cryptocurrency options

•Sophisticated royalty calculation service tracking multiple revenue streams

•Private blockchain ledger for transaction recording, ensuring transparency and auditability

Security and scalability formed the foundation of the development approach:

•Comprehensive authentication using OAuth 2.0 with JWT tokens

•Role-based access controls

•Thorough encryption for sensitive data both in transit and at rest

•Docker containerization with Kubernetes orchestration for handling traffic spikes

•Continuous integration/continuous deployment methodologies with automated testing pipelines

This infrastructure supported Fan Pass’s July 24, 2020 launch, enabling independent artists to monetize digital performances when traditional revenue channels had disappeared.

On4 Communications Telematics Applications

Santo demonstrated versatility in software development by creating sophisticated telematics solutions for On4 Communications during 2019, specifically the “bSafeMobile” and “FleetSafer” applications designed to combat distracted driving. The development presented unique technical challenges:

•Integration with physical hardware components (beacons) from technology partners in Asia

•Compliance with stringent insurance company requirements

•Accurate measurement and monitoring of critical driving metrics (speeding, hard braking, hard acceleration, and hard turning)

•Precise sensor data processing, real-time analytics, and robust notification systems

The software engineering approach included:

•Creating a responsive mobile application frontend that avoided becoming a distraction itself

•Implementing sophisticated backend systems to process telematics data

•Developing proprietary algorithms to interpret motion and orientation data from smartphone sensors and external beacons

•Creating a hybrid hardware-software solution to detect phone usage while driving and automatically implement countermeasures

•Implementing sophisticated proximity detection and user identification protocols to distinguish between driver and passenger phone usage

•Incorporating machine learning components to improve detection accuracy over time

This development balanced multiple competing priorities: insurance compliance, meaningful intervention in dangerous driving situations, accurate telemetry collection, and user experience optimization without excessive battery consumption.

Voycare Telemedicine Platform

Santo designed and developed a sophisticated cross-border telemedicine platform for Voycare (North American Frac Sand, Inc.) that launched in early 2021. The platform specifically targeted women’s health services with a focus on the Chinese healthcare market and Chinese-speaking patients worldwide.

The technical architecture included:

•A secure client portal system enabling international telemedicine consultations

•Comprehensive web application with advanced teleconferencing capabilities

•HIPAA-compliant video conferencing with end-to-end encryption

•Sophisticated provider discovery and appointment scheduling system

•Searchable database of participating healthcare specialists

•Complex time zone coordination system for international appointments

•Multilingual support with emphasis on Chinese language localization

Payment processing accommodated the cross-border nature of the service:

•International payment gateway integration supporting multiple currencies

•Automated currency conversion with transparent fee structures

•Compliance with international financial regulations governing cross-border healthcare transactions

Additional technical components included:

•Comprehensive electronic health record (EHR) system optimized for telehealth consultations

•Secure document sharing, medical history management, and consultation notes

•Multi-factor authentication, role-based access controls, and comprehensive audit logging

•Flexible compliance framework adapting to jurisdiction-specific legal requirements

•Business-to-business portal supporting corporate partnership strategy

Cardano Proof-of-Stake Infrastructure (2021)

Santo expanded its blockchain services portfolio by launching a Cardano ADA staking pool in February 2021, marked by the pool ticker SANP. This positioned the company as an early stakeholder in Cardano’s decentralization journey, which at the time was approximately 70% complete.

The development and operation required significant technical expertise:

•Server infrastructure management optimized for Cardano’s Ouroboros consensus protocol

•Network security implementation to safeguard pool operations

•Continuous monitoring systems ensuring optimal performance and reliability

•High uptime maintenance for consistent reward generation

However, the staking pool operation faced regulatory challenges when the Biden Administration’s Infrastructure Investment and Jobs Act was signed into law in November 2021. The legislation classified staking pool operators as “brokers” with obligations to report transaction information to the Internal Revenue Service.

This created complex compliance requirements:

•Collecting and reporting detailed information about U.S. nationals delegating ADA to the pool

•Tracking staking rewards classified as taxable income

•Substantial modifications to staking infrastructure for compliance

After thorough legal and financial analysis, Santo decommissioned their staking servers rather than attempting to navigate the complex reporting obligations or risk penalties for non-compliance.

NFT Development and Digital Asset Tokenization (2022-2023)

XR-NFT Art Tokenization Project

Santo demonstrated advanced capabilities in NFT development through a sophisticated art tokenization project featuring Jerome Peschard’s “Rush of Mars” masterpiece collection, launched on OpenSea in early 2022.

The technical implementation showcased expertise in creating extended reality (XR) NFTs bridging physical and digital art:

•Creation of 51 distinct tokens with varying complexity levels

•Premier token (series 00) representing complete ownership of the physical artwork valued at $50,000 USD

•Premier token containing over twenty-five 3D elements in its digital representation

•Remaining 50 tokens, each featuring a single distinct 3D element priced at 1 ETH

•Sophisticated smart contract development encoding ownership rights including physical possession options

•Extended reality (XR) components requiring specialized 3D modeling and rendering techniques

•Secure verification systems linking digital tokens to physical artwork

•Metadata structures preserving provenance and authenticity of both physical and digital assets

•OpenSea marketplace integration for auction functionality and royalty tracking

Fractional Land Ownership with Mining Rights

Santo continued its technical evolution by signing an NFT software development agreement with Vegachi Holdings SAS in March 2023, focusing on tokenizing fractional ownership of gold mining rights in Colombia. This project represented a sophisticated intersection of blockchain technology, physical asset tokenization, and legal frameworks.

The technical implementation required:

•“Morphing NFTs” that could dynamically update to reflect changes in land ownership, titles, and valuation

•Secure smart contract architecture for minting NFTs with embedded legal documentation

•Verification system authenticating the underlying 345.94 acres of land in Vegachí, Antioquia with government-issued mining rights

•Dynamic metadata structure updating with ownership and value changes without compromising provenance

•Integration with traditional legal systems ensuring digital tokens maintained legal standing

•Transaction layer capturing 3% fee on initial sales and 1.5% royalty on secondary transactions

Bitcoin ATM Infrastructure Initiative (2021-2022)

Santo made a strategic move into physical cryptocurrency infrastructure by purchasing 50 Bitcoin ATM machines for deployment throughout Panama City, Republic of Panama. This hardware investment demonstrated commitment to building comprehensive cryptocurrency adoption infrastructure in Latin America.

Technical implementation requirements included:

•Secure wallet integration

•Compliance with local financial regulations

•Anti-money laundering protocols

•User verification systems

•Real-time exchange rate management

•Physical security for cash-handling machines

The project gained political momentum when Santo’s CEO Frank Yglesias was appointed as a technical blockchain and crypto advisor to Panamanian Senator Alejandro Castillero. However, the initiative encountered setbacks during the cryptocurrency market collapse of 2021-2022, accelerated by the FTX implosion.

Consequences included:

•Reduced cryptocurrency transaction volumes undermining ATM network economic viability

•Diminished investor confidence

•More challenging regulatory environment due to high-profile fraud allegations

•Reconsideration of cryptocurrency legislation by Panamanian authorities

These factors halted Santo’s ATM implementation plans across Latin America, demonstrating how even well-conceived blockchain infrastructure projects remain vulnerable to broader market dynamics and regulatory responses.

Chimba Blockchain Colombia Initiative (2022-2023)

Santo faced significant regulatory challenges with the Chimba Blockchain project in Colombia. Despite developing a technically sophisticated Layer-1 blockchain with Inter-Blockchain Communication capabilities using the Cosmos SDK, the project encountered regulatory barriers:

•Colombian financial authorities classified cryptocurrency operations as “unregulated fintech”

•Lack of recognition for blockchain as a distinct technological innovation deserving its own regulatory framework

•Substantial uncertainty for Santo’s operations, particularly affecting planned deployment of Bitcoin ATMs as fiat on/off-ramps

•Difficulty obtaining financial services licensing for physical machines under existing regulatory structure

•Heightened regulatory concerns following major cryptocurrency market failures like FTX

These challenges demonstrated that even advanced blockchain architecture cannot overcome fundamental regulatory barriers, highlighting the critical importance of regulatory alignment for blockchain adoption.

Groovy Cannabis Industry Platform as a Service

Groovy is a blockchain-based Platform as a Service (PaaS) designed to revolutionize the cannabis industry by providing transparency, security, and efficiency throughout the supply chain. It utilizes NFT-based QR codes to verify the authenticity and origin of cannabis products, combating counterfeiting and empowering consumers with verifiable information. The platform also includes a genetic library, rewards program, and data analytics tools to empower growers, manufacturers, retailers, and consumers.

By leveraging blockchain technology and 4IR innovations, Groovy aims to create a more transparent, secure, and efficient cannabis ecosystem. The Groovy platform offers a range of features and benefits for all stakeholders in the cannabis industry.

For growers, it provides a secure interface for uploading comprehensive genetic and phenotypic metadata, including cannabinoid and terpene profiles, DNA sequences, lineage information, and cultivation data. This allows growers to establish the authenticity of their strains and track product performance. The platform also enables the creation of NFTs linked to physical products, ensuring tamper-proof identification and traceability.

Manufacturers benefit from Groovy’s product verification tools, supply chain logistics features, and data insights. By integrating with existing inventory management systems, manufacturers can ensure the authenticity of Groovy tags before product distribution. The platform also offers real-time tracking of products, ensuring regulatory compliance and quality control. Data insights provide valuable information on strain popularity, regional trends, and consumer preferences, enabling manufacturers to make informed decisions and optimize their offerings.

For consumers, Groovy offers a secure authentication process through a user-friendly mobile app, allowing them to verify product origin and strain information with a simple QR code scan.

The platform also features a rewards program, product reviews, and educational resources on cannabinoids, terpenes, and responsible consumption. This empowers consumers to make informed choices and fosters a sense of community among cannabis enthusiasts. Retailers and dispensaries can leverage Groovy’s platform to streamline inventory management, engage with consumers, and ensure regulatory compliance. By integrating with point-of-sale systems, retailers can easily verify product authenticity and track stock levels. The platform also offers tools for consumer engagement, loyalty programs, and targeted marketing campaigns, helping businesses attract and retain customers. Groovy’s integration of 4IR technologies, such as IoT devices, AI-powered analytics, and smart contracts, further enhances the platform’s capabilities.

Real-time monitoring of environmental conditions and location data ensures supply chain optimization and regulatory compliance. AI-powered analytics provide valuable insights for market forecasting, trend analysis, and personalized product recommendations. Smart contracts streamline processes like royalty distribution, licensing agreements, and compliance procedures. Overall, Groovy’s comprehensive platform offers a range of benefits for all stakeholders in the cannabis industry. By leveraging blockchain technology, NFTs, and 4IR innovations, Groovy is creating a more transparent, secure, and efficient cannabis ecosystem.

Software Developed for Internal Use

For software developed for internal use, the Company applies the guidance of ASC 350. Costs incurred during the preliminary project stage, including research, planning, and evaluation, are expensed as incurred. Once the software has been determined to meet technological feasibility and development begins, direct costs such as salaries of employees directly involved, third-party developer fees, and materials are capitalized. Capitalization continues until the software is substantially complete and ready for its intended use. Post-implementation costs, including maintenance and training, are expensed as incurred. (See Note 2 to the Financial Statements on p. F-12).

THE GROOVY PLATFORM

The platform’s focus on product authentication, data-driven insights, community engagement, and regulatory compliance is transforming the way cannabis is produced, distributed, and consumed. With Groovy, the future of the cannabis industry is brighter, more transparent, and more accessible than ever before.

The Groovy platform system leverages a private, centralized, permissioned, layer-1 blockchain network custom-built in the Hyperledger Fabric. This blockchain is specifically designed and controlled by the company. NFTs (QR-NFTs) are minted and managed on this dedicated private blockchain, not a public blockchain. Crucially, these QR-NFTs are not cryptocurrencies and do not have independent tradable or economic value. They exist solely within the confines of the company’s controlled blockchain ecosystem, for the purpose of traceability, and authentication, and includes manufacture/brand information, state information, dispensary information, and laboratory information, to consumers.

ADVANTAGES OF A PRIVATE CENTRALIZED LAYER-1 BLOCKCHAIN:

1.Control and Security: The central nature of the blockchain grants the manufacturer or consortium full control over the system, ensuring security, regulatory compliance, and data privacy. Access is rigorously controlled and permission-based.

2.Scalability (for limited participants): A private blockchain is tailored to the specific needs of the participating entities, optimizing throughput and responsiveness for a manageable number of transactions and users.

3.Customization: The architecture allows for fine-grained control over data structures, smart contracts, and access rights, enabling a highly customized solution that precisely meets the requirements of the cannabis industry.

4.Compliance: The system can be meticulously tailored to meet regulatory requirements concerning product traceability, handling, and origin verification in various jurisdictions.

Groovy’s QR-NFTs are not cryptocurrencies, nor are the tradable. They are unique digital identifiers tied to specific cannabis products, with their associated information stored immutably on our Private Centralized Layer-1 Blockchain. The key difference from cryptocurrencies is that QR-NFTs have no independent value beyond their representational function within Groovy’s system. They are not tradable, and this prevents the unauthorized transfer of product ownership information.

The “Howey” test, a legal framework for determining investment contracts, is not directly applicable to Groovy’s QR-NFTs. The Howey test’s criteria-fungibility, scarcity, utility, and investment-relate to the characteristics of cryptocurrencies and digital assets operating within independent marketplaces. Groovy’s QR-NFTs are not cryptocurrencies, and therefore do not possess independent fungibility, scarcity, or a market-driven exchange value. Instead, they function as unique identifiers within a controlled system designed to authenticate products. Furthermore, Groovy’s QR-NFTs do not trigger the conditions of the Howey test because they are not offered or marketed as an investment product. They are solely utilized as a verifiable record of product attributes. The application of the Howey test criteria is inappropriate in this context.

Groovy’s private, centralized, permissioned layer-1 blockchain, coupled with QR-NFTs, provides a secure and transparent system for authenticating cannabis products.  The same fundamental principles of provenance and verification could be easily adapted to the health and beauty industry, the over-the-counter medications and other regulated pharmaceuticals, offering an enhanced level of safety and traceability. This framework safeguards data integrity and facilitates compliance by recording and verifying product provenance, handling, and testing throughout the supply chain. The design enables a robust consumer reward program, yet crucially, QR-NFTs are not intended for trading or speculative investment, avoiding complexities associated with cryptocurrency markets. This structure simplifies regulatory considerations across multiple sectors, while preventing potential misuse or speculation.

Groovy’s Proprietary Centralize Hyperledger Layer-1 Blockchain, while primarily a private, centralized ledger for product authentication and reward programs, will leverage the Inter-Blockchain Communication (IBC) protocol to seamlessly communicate with legacy decentralized blockchains. This will enable access to detailed product information held on those decentralized networks, from clients.

GROOVY’S IBC-ENABLED INTEGRATION WILL FUNCTION AS FOLLOWS:

1.Data Aggregation: When a user scans the QR-NFT tag associated with a specific cannabis product on Groovy’s platform, the system initiates a request to the relevant legacy blockchain. This query targets specific smart contracts or data repositories on the legacy blockchain containing comprehensive product details.

2.IBC Communication: The IBC protocol facilitates secure and efficient communication between Groovy’s blockchain and the legacy blockchain. Encrypted messages containing the product’s unique identifier are sent via IBC channels.

3.Data Retrieval: The legacy blockchain, upon receiving the request, verifies the origin and validity of the message using predefined IBC security measures and returns the requested product information. This process is validated within the security confines of the respective blockchain.

4.Data Validation and Consolidation: Groovy’s system validates the received data against established internal data sets and protocols, ensuring consistency and accuracy. This includes checking the integrity of the data received from the legacy blockchain, confirming the source and ensuring the data is compatible with the Groovy system.

5.Data Presentation: The consolidated product data, presented on Groovy’s platform in a user-friendly format, is applicable not only to the cannabis industry but also to the health and beauty care industry, over-the-counter (OTC) medication, and the regulated pharmaceutical industry. This detailed information, encompassing product specifics like origin, manufacturing processes, and certifications, becomes a crucial tool for consumers and regulators in any regulated industry. For example, in the health and beauty care industry, consumers can verify the source of ingredients and manufacturing standards, fostering transparency and trust. In the OTC medication sector, access to verifiable manufacturing details, batch numbers, and expiration dates enhances consumer safety and helps track products throughout the supply chain, improving product quality and preventing counterfeiting. The pharmaceutical industry, with its stringent regulatory requirements, will benefit from this type of comprehensive traceability, offering improved verification of authenticity and quality control in the manufacturing process, all critical to consumer protection. This standardized data format, implemented consistently across various sectors, facilitates regulatory compliance and bolsters consumer confidence.

6.Simplified User Experience: The consumer can then access this comprehensive product information without needing to interact with different blockchains or decentralized applications (dApps). Groovy’s platform acts as a unified entry point, providing a streamlined and user-friendly experience.

7.Interoperability: This method fosters interoperability between the private, centralized Groovy system and the broader, decentralized ecosystem of cannabis product information. This provides a broader view of product origins and certifications for the consumer and strengthens the overall value proposition of Groovy’s platform.

This IBC-enabled data transfer not only enhances Groovy’s value proposition but also exemplifies a best-practice approach for interoperability in a multi-blockchain environment.

Groovy’s proprietary, private, permissioned layer-1 blockchain, designed for the cannabis industry, employs a modular architecture adaptable to other regulated sectors. Its core strength lies in its secure, immutable ledger, enabling verifiable product provenance and supply chain tracking. This technology, using cryptographic hashing and secure consensus mechanisms, ensures the integrity of data from cultivation to consumer. This feature is crucial for mitigating risks in various sectors, including:

1.Cannabis: Combating counterfeiting, enhancing transparency, enabling accurate sales tracking, and facilitating compliance with state regulations.

2.Health and Beauty: Verifying ingredient authenticity and manufacturing processes, strengthening supply chain management, and addressing product safety concerns.

3.OTC Medications: Ensuring product integrity, validating expiration dates, and tracking product movement through the supply chain for enhanced safety and accountability.

4.Pharmaceuticals: Verifying drug authenticity, tracking distribution networks for regulatory compliance, and improving traceability for safety and security.

The blockchain’s design facilitates the integration of specific data points, such as testing results and handling procedures, into a unified, auditable record. This modularity allows the addition of custom “Centralized Applications” (CAPs) for unique functionalities within each industry. Each CAP is tailored to specific data requirements, regulatory standards, and consumer needs. The use of standardized data formats across platforms ensures seamless integration and robust data validation across the entire ecosystem.

Crucially, the blockchain’s non-fungible token (NFT) implementation is not intended for trading or independent crypto-asset functionality. QR-NFTs serve exclusively as unique identifiers within the Groovy platform. This prevents the platform from becoming subject to the volatility of crypto markets and simplifies regulatory compliance. The system’s focus remains on secure record-keeping and verification, rather than financial transactions, making it suitable for the unique requirements of regulated industries while maintaining clarity and simplicity for all stakeholders.

OUR MISSION

At Groovy, our mission is to “Save Lives” using our Groovy (PaaS) and it extends beyond mere product verification. We are driven by a profound commitment to safeguarding consumers’ well-being and fostering trust within the cannabis industry. By ensuring the authenticity and traceability of cannabis products, we empower consumers to make informed decisions about their health and wellness. Our centralized blockchain-powered solutions provide an unalterable record of a product’s journey from seed to sale, by combatting counterfeit products, we are actively working to eliminate potentially harmful substances from the market. This not only protects consumers from health risks but also upholds the integrity of the cannabis industry as a whole. In essence, Groovy’s mission is to leverage technology to create a safer, more transparent, and more accountable cannabis ecosystem. We believe that by empowering consumers and healthcare professionals with reliable information, we can contribute to improved patient outcomes and ultimately save lives.

FOR GROWERS

The Groovy platform offers a secure interface for growers to upload and manage comprehensive genetic and phenotypic metadata, including:

•Cannabinoid and terpene profiles

•DNA sequences

•Lineage information

•Cultivation data

This allows growers to establish the authenticity of their strains, track product performance, and protect their intellectual property. The platform also enables the creation of NFTs linked to physical products, ensuring tamper-proof identification and traceability. The Geno-NFT Library serves as the cornerstone of Groovy’s commitment to empowering growers and recognizing the value of their genetic contributions. It’s a secure, blockchain-based repository where growers can register and showcase their unique cannabis strains.

FEATURES AND BENEFITS FOR GROWERS:

1.Metadata Management: The platform provides a user-friendly interface for growers to upload and manage detailed genetic and phenotypic data about their strains. This includes information on cannabinoid and terpene profiles, DNA sequences, lineage, and cultivation practices. This comprehensive data not only establishes the authenticity of the strains but also serves as a valuable resource for breeders, researchers, and consumers.

2.NFT Creation and Ownership: Growers can create unique NFTs (non-fungible tokens) representing their strains within the Geno-NFT Library. These NFTs serve as digital certificates of ownership, providing irrefutable proof of the grower’s intellectual property rights.

3.Royalty Rewards: The Geno-NFTs are intrinsically linked to the Groovy QR-NFT Tags that are affixed to cannabis products. When a consumer scans a QR-NFT Tag, the platform verifies the product’s authenticity and identifies the associated Geno-NFT. This triggers an automatic royalty payment to the Geno-Owner, ensuring they receive fair compensation for their genetic contributions every time their strain is purchased and authenticated.

4.Transparency and Traceability: The Geno-NFT Library, coupled with Groovy Tags, creates an unbroken chain of custody from seed to sale. This transparency not only benefits growers by protecting their intellectual property but also empowers consumers with verifiable information about the products they purchase.

5.Market Access and Brand Building: By showcasing their strains in the Geno-NFT Library, growers gain increased visibility and market access. This can lead to new business opportunities, collaborations, and the ability to build a strong brand reputation based on the quality and uniqueness of their genetics.

In essence, the Geno-NFT Library, in conjunction with Groovy QR-NFT Tags, provides a powerful tool for growers to protect their intellectual property, earn royalties, and establish themselves as leaders in the cannabis industry. It’s a testament to Groovy’s commitment to fostering innovation, transparency, and fair compensation within the cannabis ecosystem.

FOR MANUFACTURERS

Groovy’s platform offers a suite of tools designed to enhance efficiency, transparency, and data-driven decision-making for cannabis manufacturers. Key Features and Benefits:

1.Product Verification: Seamless integration with existing inventory management systems allows manufacturers to verify the authenticity of Groovy Tags before product distribution, ensuring only genuine products reach the market.

2.Supply Chain Optimization: Real-time tracking of products throughout the supply chain provides enhanced visibility and control, enabling manufacturers to identify bottlenecks, optimize logistics, and ensure regulatory compliance.

3.Quality Control: By monitoring product movement and environmental conditions, manufacturers can maintain strict quality control standards and identify potential issues before they impact consumers.

4.Data Insights: Groovy’s platform generates valuable data insights on strain popularity, regional trends, and consumer preferences. This information empowers manufacturers to make informed decisions about product development, marketing strategies, and inventory management.

5.Regulatory Compliance: The platform’s traceability features help manufacturers adhere to stringent regulations governing the cannabis industry, reducing the risk of non-compliance and associated penalties.

By leveraging Groovy’s platform, manufacturers can streamline their operations, enhance product quality, and gain a competitive edge in the rapidly evolving cannabis market. The combination of product verification, supply chain optimization, data insights, and regulatory compliance tools empowers manufacturers to make informed decisions, improve efficiency, and build consumer trust.

FOR DISPENSARIES

Groovy’s platform offers a comprehensive suite of tools designed to empower dispensaries and retailers to streamline operations, enhance customer engagement, and ensure regulatory compliance.  Key Features and Benefits:

1.Inventory Management: Seamless integration with point-of-sale (POS) systems allows for real-time inventory tracking and automated updates, reducing manual errors and ensuring accurate stock levels. The platform also facilitates efficient product recalls and helps prevent the sale of expired or recalled products.

2.Product Authentication: The ability to quickly and easily verify the authenticity of Groovy Tags at the point of sale instills confidence in both retailers and consumers, ensuring that only genuine products are sold.

3.Consumer Engagement: Groovy’s platform provides tools for dispensaries to create and manage loyalty programs, offer personalized discounts and promotions, and gather valuable customer feedback. This fosters stronger relationships with customers and encourages repeat business.

4.Targeted Marketing: By leveraging data insights on consumer preferences and purchasing behavior, dispensaries can create targeted marketing campaigns that resonate with their audience, driving sales and increasing brand awareness.

5.Regulatory Compliance: The platform’s traceability and authentication features help dispensaries maintain strict adherence to complex cannabis regulations, minimizing the risk of non-compliance and associated penalties.

By adopting Groovy’s platform, dispensaries can optimize their operations, enhance the customer experience, and build a reputation for trust and transparency. The platform’s focus on efficiency, engagement, and compliance empowers dispensaries to thrive in the competitive cannabis market while prioritizing the safety and satisfaction of their customers.

FOR CONSUMERS

Groovy empowers cannabis consumers by providing a secure and user-friendly platform to make informed choices and engage with the cannabis community. Key Features and Benefits:

1.Product Authentication: The Groovy mobile app allows consumers to instantly verify the authenticity and origin of cannabis products with a simple QR code scan. This ensures that they are purchasing genuine products from trusted sources.

2.Strain Information: Consumers can access detailed information about the product’s strain, including cannabinoid and terpene profiles, lineage, and effects, enabling them to select products that best suit their needs and preferences.

3.Rewards Program: The Groovy Token rewards system incentivizes consumers to engage with the platform and authenticate products, earning rewards that can be redeemed for discounts, exclusive offers, and other benefits.

4.Product Reviews: The platform allows consumers to share their experiences and opinions through product reviews, helping others make informed decisions and fostering a sense of community.

5.Educational Resources: Groovy provides educational resources on cannabinoids, terpenes, responsible consumption, and other cannabis-related topics, empowering consumers with knowledge and promoting safe and informed use.

By leveraging Groovy’s platform, consumers can confidently navigate the cannabis market, make informed choices, and connect with a community of like-minded individuals. The platform’s focus on transparency, education, and engagement creates a more empowering and enjoyable cannabis experience for consumers.

GROOVY CENTRALIZED LAYER-1 BLOCKCHAIN

The Groovy blockchain, at its current stage, operates as a centralized layer-1 blockchain. While the long-term vision includes a transition to a decentralized model, the initial centralized architecture offers certain advantages in terms of performance, scalability, and control. However, to ensure future interoperability and seamless integration with the broader blockchain ecosystem, Groovy has strategically incorporated the Inter-Blockchain Communication (IBC) protocol into its design.

The Role of IBC in Groovy’s Centralized Blockchain

The IBC protocol is a groundbreaking technology that enables secure and trustless communication between different blockchains. By integrating IBC into its centralized layer-1 blockchain, Groovy is laying the groundwork for future interoperability, allowing for the seamless transfer of assets and data between the Groovy blockchain and other compatible blockchains. Benefits of IBC Integration Future-proofing: The inclusion of IBC ensures that the Groovy blockchain will be ready to interact with a wide range of decentralized networks once it transitions to a decentralized model. This forward-thinking approach safeguards the platform’s long-term viability and adaptability.

1.Cross-chain Functionality: Even in its centralized state, IBC can potentially enable certain cross-chain functionalities, such as bridging assets or data between the Groovy blockchain and other IBC-enabled chains. This could open up new opportunities for collaboration and expansion within the broader blockchain ecosystem.

2.Enhanced Liquidity and Accessibility: The ability to transfer assets between different blockchains can enhance liquidity and accessibility for Groovy users.

This could lead to increased adoption and broader participation in the Groovy ecosystem. The Transition to Decentralization While the current centralized architecture offers certain benefits, Groovy’s ultimate goal is to transition to a decentralized model. The IBC protocol will play a crucial role in this transition, facilitating the seamless migration of assets and data from the centralized chain to the new decentralized network. This will ensure continuity for users and maintain the integrity of the Groovy ecosystem.

THE GENO-NFT LIBRARY

The Geno-NFT Library & Royalty Fees section of the Groovy platform is a groundbreaking feature designed to empower cannabis growers and ensure they receive fair compensation for their valuable genetic contributions. It operates as a secure, blockchain-based registry where growers can document and protect their unique cannabis strains.

1.Key Components and Processes: Geno-NFT Creation: Growers can create unique Non-Fungible Tokens (NFTs) representing their specific cannabis strains within the Geno-NFT Library. These NFTs serve as digital certificates of ownership, providing irrefutable proof of the grower’s intellectual property rights over their genetic creations. The creation process involves uploading detailed genetic and phenotypic data about the strain, including cannabinoid and terpene profiles, DNA sequences, lineage information, and cultivation practices.

2.Linking Geno-NFTs to QR-NFT Tags: The Geno-NFTs are intrinsically linked to the Groovy QR-NFT Tags that are attached to cannabis products. This connection establishes a direct relationship between the physical product and the underlying genetic strain.

3.Consumer Authentication and Royalty Trigger: When a consumer purchases a cannabis product with a Groovy QR-NFT Tag and scans it using the Groovy app, the platform verifies the product’s authenticity and identifies the associated Geno-NFT. This triggers an automatic royalty payment to the owner of the Geno-NFT, ensuring they receive a predetermined percentage of the sale price as compensation for their genetic contribution.

BENEFITS FOR GROWERS:

•Intellectual Property Protection: The blockchain’s immutability ensures that the grower’s ownership of the genetic strain is securely recorded and cannot be altered or disputed.

•Fair Compensation: The royalty mechanism guarantees that growers receive a fair share of the revenue generated from products utilizing their genetics, incentivizing innovation and breeding efforts.

•Transparency and Traceability: The Geno-NFT Library, in conjunction with Groovy QR-NFT Tags, creates an unbroken chain of custody from seed to sale. This transparency benefits growers by protecting their intellectual property and assuring consumers of product authenticity.

•Market Access and Brand Building: Showcasing strains in the Geno-NFT Library increases visibility and market access for growers, potentially leading to new business opportunities and collaborations. It also allows growers to build a strong brand reputation based on the quality and uniqueness of their genetics.

•Overall Impact: The Geno-NFT Library and its associated royalty system represent a significant step towards a more equitable and transparent cannabis industry. By recognizing and rewarding the contributions of growers, Groovy is fostering innovation, promoting genetic diversity, and ensuring that the value created within the industry is shared fairly among its key stakeholders.

COMPETITION

The Company faces competition from companies of varying sizes, some of which have greater access to financial resources, research and development, and other resources.

In many cases, the Company’s competitors have longer operating histories, established ties to the market and consumers, greater brand awareness, and greater financial, technical, and marketing resources. Many of the companies with which we compete for financing have greater financial and technical resources than those available to us. Many of our competitors have been in business longer than us, have established more strategic partnerships and relationships than us, and have greater access to financial resources than we do. Accordingly, our competitors may be able to spend greater amounts of time and/or money on developing new technologies for the business’s success. This advantage could enable our competitors to acquire technology of greater quality and interest to prospective investors who may choose to finance their development. The Company’s ability to compete depends, in part, upon a number of factors outside the Company’s control, including the ability of the Company’s competitors to develop alternatives that are superior. If the Company fails to successfully compete in its markets, or if the Company incurs significant expenses in order to compete, it will have a material adverse effect on the Company’s results of operations.

We currently compete in, or overlap with, four primary market segments: These combine for a projected addressable market of more than $100 billion by 2030.

•Blockchain

•Cannabis

•Data Analytics

•Loyalty Programs

YEAR TO DATE CORPORATE BUSINESS UPDATE:

1.Intellectual Property (IP): Groovy proprietary centralized Hyperledger Fabric layer-1 blockchain software, along with its QR-NFT system design and associated algorithms, are in the final stages of application for a utility patent with the USPTO. This intellectual property represents significant value, encompassing hundreds of thousands of lines of logical code, and is foundational to Groovy Goods’ operations and future growth. The utility patent application reflects the significant development effort invested in this core technology and will be reflected as an intangible asset on the balance sheet in accordance with ASC 730.

2.Development Team: The employees who developed and implemented Groovy’s blockchain software and associated systems are a critical asset. Their salaries and benefits, along with related overhead costs associated with these employees, are reflected in operating expenses as detailed in the consolidated statements of operations. While the majority of the development team are full-time employees, the company also utilizes external software developers, graphic designers, and front-end UI/UX personnel. The costs associated with these outsourced personnel are also included in operating expenses. The company’s reliance on both internal and external expertise reflects its commitment to building a robust and functional technology platform for the cannabis industry.

3.Hardware: Our cloud base servers, computers, and other hardware used to support the blockchain network and associated software are physical assets and are reflected on our financials.

4.Software Licenses: The licenses for any software used in the development or operation of the system are recurring expenses, and also evident on our financials as business expenses.

5.Reduced Counterfeiting: The Groovy Platform is the foundation of the company and a significant, irreplaceable asset, primarily due to its robust capabilities in combating counterfeiting, reducing the prevalence of illicit grey and black markets, and assisting states in tracking cannabis sales for increased tax revenue. This platform accomplishes this through a meticulously tracked and verified product history, from cultivation to end-user sale. This detailed record-keeping, facilitated by the proprietary blockchain, significantly decreases the likelihood of counterfeit products entering the market, as each transaction and product attribute are immutably recorded. The platform’s transparency, therefore, supports a more regulated market, empowering states to accurately track sales, improve tax collection, and reduce revenue losses from illicit activities. This improved transparency in the cannabis industry ultimately strengthens its long-term sustainability and responsible growth.

6.Increased Sales: The Groovy Platform enhances consumer traceability, trust and transparency. This leads to increased sales volume and higher revenue for the company’s clients.

7.Improved Brand Reputation: Traceability, trust and transparency build a stronger brand image. This improvement can lead to increased brand value and higher customer lifetime value, which is less directly measurable than revenue for our clients.

8.Cost Savings: The reduction in counterfeit issues, improved supply chain visibility, and optimized inventory management should lead to cost savings which can improve profitability for our customers.

9.Enhanced Customer Loyalty: The reward program, supported by the Groovy blockchain, builds customer loyalty, leading to repeat business and higher lifetime customer value. This is another less direct element that leads to a better return on investment, for our clients.

The initial phase of the project involved meticulously gathering of user requirements in the cannabis industry and defining the scope of the Groovy platform. This involved extensive consultations with stakeholders across the cannabis industry, focusing on identifying pain points, desired functionalities, and key use cases. Requirements included specific authentication mechanisms, transparent supply chain tracking, and the establishment of a user reward system. These requirements were meticulously documented and translated into detailed design specifications, defining the system architecture, data models, and the specific functionalities for both internal and external users. This foundational work formed the blueprint for the technical design, laying the groundwork for the subsequent development stages. This phase is done.

The design phase focused on translating the documented user requirements into a technical architecture, selecting appropriate technologies (in this case, a Hyperledger Fabric-based private blockchain), and crafting custom smart contracts to meet the platform’s unique needs. This included defining the structure of the blockchain, the data models for storing product information, the logic for handling user interactions, and the design for integrating with legacy systems. Throughout this stage, thorough testing of the design was performed, and adjustments were made based on simulated performance and security assessments. Thorough documentation of all design decisions and technical specifications was crucial for the smooth transition into development. This phase is done.

Now, the Groovy platform is entering the beta testing phase, a critical step before full production. This phase involves testing the platform with a select group of real users under realistic conditions. The focus is on identifying bugs, performance bottlenecks, and usability issues before wider deployment. Feedback from beta testers is rigorously collected and analyzed, allowing for iterative improvements and refinement of the platform before launching into a full production environment. The goal of beta testing is to minimize issues in production, ensuring a robust and user-friendly experience for all future users and maintaining a high degree of security and functionality.

The company has been developing over the last 18 months, the Groovy platform as a private, permissioned blockchain platform like Groovy, built on Hyperledger Fabric and incorporating custom smart contracts, presents significant technical hurdles. The core challenge lies in integrating diverse contract types, such as ERC-1155, ERC-725X/Y, and ERC-375, which are designed for different blockchain ecosystems, into a Fabric-based network. This requires complex bridging logic and careful consideration of transaction efficiency. Furthermore, achieving optimal performance and scalability is paramount as the platform scales, particularly concerning data transfer between legacy systems (e.g., dispensary POS systems) and the blockchain.

A critical aspect is the inherent complexity of custom smart contracts designed to meet the platform’s specific needs, such as tracking strain information, verifying product provenance, and implementing reward systems. Errors or vulnerabilities in these contracts can have serious implications for the platform’s users and operations. Robust testing, auditing, and ongoing maintenance are essential. Furthermore, specialized expertise in both Fabric and the external contract standards (like ERC-standards) is required throughout the development and maintenance lifecycle.

Security considerations are crucial. The platform must implement strong access control mechanisms to manage various user roles and permissions, especially when dealing with sensitive data like strain information and consumer transaction details. Data validation and auditing processes must be meticulously designed to ensure the integrity and accuracy of information. This includes securely bridging data from existing external systems, maintaining data consistency across different data stores and preventing unauthorized access.

Maintaining and scaling the platform requires a dedicated team with strong technical expertise in both Hyperledger Fabric and the specific smart contracts used. Ongoing support and maintenance, along with the ability to adapt to regulatory changes and emerging technological advancements, are essential factors. The inherent complexity of the system requires a significant investment in skilled personnel and resources to successfully develop, maintain, and scale the platform.

NFTS

Groovy’s proprietary, centralized Hyperledger Fabric layer-1 blockchain is designed specifically for the cannabis industry, not as a general-purpose cryptocurrency platform. Crucially, the QR-NFTs implemented on this blockchain are not financial assets, nor are they intended for trading or collection in the traditional sense. These NFTs are proprietary smart contracts unique to the Groovy platform. They serve solely as immutable digital identifiers for cannabis products, containing detailed product information (provenance, testing results, handling history). This information is crucial for authentication and traceability. No external exchange or transfer of these NFTs is possible, unlike typical crypto-NFTs, as the blockchain is designed to be permissioned and not accessible to the general public for these types of transactions. This design choice ensures the immutability of the records related to each product.

The critical function of Groovy’s blockchain is its role in deterring counterfeiting. By maintaining all NFT records on the private, centralized layer-1 blockchain, Groovy ensures that each product’s authenticity can be readily verified. The unique identifier embedded within the QR-NFT is tied to the immutable data held on the blockchain. Anyone scanning the QR code is immediately connected to this detailed record, showcasing the product’s entire history and validation. This approach makes it virtually impossible to produce or distribute counterfeit products while maintaining an efficient and transparent validation process within the specific industry. The blockchain’s immutability ensures that once information is on the record, it cannot be altered or deleted, preventing fraudulent tampering.

The non-transferable and non-financial nature of these QR-NFTs is a deliberate design choice. Groovy prioritizes the integrity and security of the blockchain’s role in authentication. By restricting the NFT’s utility to product identification, the platform simplifies the verification process for consumers and reduces the risk of fraud. These NFTs are purely transactional identifiers within the Groovy ecosystem. They facilitate the establishment of a secure and tamper-proof record of product attributes, aiming to deliver unparalleled transparency and authenticity within the cannabis industry.

COMPLIANCE WITH GOVERNMENT REGULATION

Groovy’s current focus is on its innovative Platform as a Service (PaaS) offering, coupled with the development of QR-NFT tags and a partner rewards program designed to combat counterfeit cannabis products and empower consumers. This platform facilitates the secure tracking and authentication of cannabis products through a private, centralized Hyperledger blockchain. While Groovy is not presently subject to specific federal regulations governing the cannabis industry, its business model is strategically positioned to anticipate and comply with future regulations. This includes awareness of potential implications related to consumer data handling and the accurate tracking of products throughout the supply chain.

The absence of current direct regulatory oversight does not diminish the importance of adhering to relevant data privacy standards. Groovy anticipates that, as the platform matures and expands its partnerships, it will likely encounter regulations mirroring those affecting other sectors with similar data-handling practices. The potential application of Health Insurance Portability and Accountability Act (HIPAA) standards, particularly if patient data or sensitive medical information is incorporated into the platform’s functionalities, warrants careful consideration and proactive implementation of compliance measures.

Federal regulations pertaining to the cannabis industry, including those concerning product safety, traceability, and labeling, will likely exert influence on Groovy’s operations. While the current focus is on authentication and rewarding consumer interaction, the system’s design should be robust enough to accommodate future regulations related to transparency, record-keeping, and consumer protection. This includes the potential for compliance requirements surrounding state-specific cannabis regulations.

As Groovy scales and expands its offerings beyond the initial authentication and rewards system, the potential need to comply with federal regulations, such as those related to food safety and labeling, becomes increasingly important. Furthermore, HIPAA compliance will become critical if the platform or its partners collect or handle any patient-related information, even indirectly through associated healthcare providers. Careful legal consultation and proactive development are crucial to ensure future regulatory compliance.

Groovy acknowledges the evolving regulatory landscape and the potential for future requirements affecting the cannabis industry. A comprehensive compliance strategy, including regular legal reviews and proactive adaptation to emerging regulations, is integral to the company’s long-term sustainability and success. This commitment to compliance will be essential as Groovy continues to innovate and evolve in a dynamic industry.

EMPLOYEES

As of the date of this Form-10, the Company has 6 full-time, 3 full-time directors & part-time employees. There is no collective agreement between the Company and its employees. The employment relationship between employees and the Company is standard for the industry.

CORPORATE INFORMATION

Our corporate offices are located at 300 Peachtree Street NE #1775 Atlanta, GA 30308 United States of America. Our telephone number is +1-404-734-3277.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this registration statement before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to other information in this registration statement and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

RISKS RELATED TO THE COMPANY AND ITS BUSINESS.

The Company has a limited operating history. There can be no assurance that the Company’s proposed plan of business can be realized in the manner contemplated and, if it cannot be, shareholders may lose all or a substantial part of their investment. There is no guarantee that it will ever realize any significant operating revenues or that its operations will ever be profitable.

VOTING POWER OF DIRECTORS OF THE COMPANY AND ITS LIABILITIES.

The company’s financial statements disclose a significant concentration of voting power, with approximately 70% held by the following Directors; Franjose Yglesias (30%), Marc Williams (30%), and Kevin Jodrey (10%). This high level of directorial control raises potential governance concerns, including conflicts of interest and potential divergence of interests between controlling and minority shareholders. Investors should carefully assess the implications of this structure on decision-making processes and the potential for prioritizing the interests of controlling shareholders over those of minority investors. The lack of substantial independent representation on the board further underscores this risk. Investors should consider how this concentrated ownership might affect the company’s long-term strategic direction and sustainability.

CANNABIS IS ILLEGAL UNDER FEDERAL LAW. THIS MEANS THAT THE BUSINESS IS UNDER THREAT OF CRIMINAL LIABILITY AND ASSET FORFEITURE. INVESTORS MAY ALSO BE SUBJECT TO POTENTIAL CRIMINAL PENALTIES.

Because cannabis is federally illegal, investing in cannabis businesses could be found to violate the federal Controlled Substances Act. Not only can investors and company directors or management be indicted under federal law, all of the assets they contribute to a cannabis business (and even to an ancillary cannabis business), including real property, cash, equipment and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

THERE ARE CONFLICTS IN FEDERAL AND STATE REGULATIONS RELATED TO CANNABIS.

Federal regulation and enforcement may adversely affect the implementation of adult use/medical Cannabis laws and regulations may negatively impact our revenues and profits. The state laws conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. If the federal government determines that such laws should be enforced strictly, it could cause significant financial damage to the Company and its shareholders.

Again, cannabis remains illegal under federal law. It is a Schedule I controlled substance. Even in those jurisdictions in which the use of medical cannabis has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, Federal law criminalizing the use of cannabis trumps state laws that legalize its use for medicinal purposes. At present, the states are maintaining existing laws and passing new ones in this area. A change in the federal attitude towards enforcement could have a negative effect on the industry, potentially ending it entirely. Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our proposed operations. Local, state, and federal cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our business. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

BANKING DIFFICULTIES.

The cultivation, sale, and use of cannabis are illegal under federal law. Therefore, many banks do not accept for deposit funds from the drug trade and therefore would not be able to do business with the Company. As such, the Company and its wholly owned entities may have trouble finding a bank willing to accept their business. There can be no assurance that banks currently or in the future will decide to do business with cannabis growers or retailers, or that in the absence of legislation state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. This may make it difficult for the Company to open accounts, use the service of banks and otherwise transact business, which in turn may negatively affect the Company. Despite rules issued by the United States Department of the Treasury mitigating the risk to banks that do business with cannabis companies permitted under state law, as well as guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry.

LIMITED SERVICES.

Groovy’s current focus is on our innovative Platform as a Service (PaaS), along with the development of QR_NFT Tags and a partner rewards program designed to combat counterfeit cannabis products and empower consumers. While we are not directly subject to specific governmental regulations at this time, we anticipate that as our offerings expand and evolve, we may become subject to regulations governing the cannabis industry.

The United States federal government regulates drugs in large part through the Controlled Substances Act, or CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the Federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse with no currently accepted medical use in treatment in the United States (except as disclosed below for epilepsy and related syndromes) and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, patients, and others. Moreover, as of November 30, 2020, and despite the clear conflict with U.S. federal law, 38 states and the District of Columbia have legalized marijuana for medical use, while 24 of those states and the District of Columbia have legalized the adult use of cannabis for recreational purposes.

Marijuana is largely regulated at the state level in the United States. State laws regulating marijuana are in conflict with the CSA, which makes marijuana use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use marijuana production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia is illegal. Although our activities currently do not involve any products that contain THC and we are compliant with the applicable state and local laws in states where we do business, should we enter into a new area that involves THC products, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us.

In 2013, as more and more states began to legalize medical and/or adult-use marijuana, the federal government attempted to provide clarity on the incongruity between federal law and these state-legal regulatory frameworks. Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of DOJ memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, which we refer to as the Cole Memorandum.

The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states and quickly set a standard for marijuana-related businesses to comply with. The Cole Memorandum put forth eight prosecution priorities:

•Preventing the distribution of marijuana to minors;

•Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;

•Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

•Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

•Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

•Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

•Preventing marijuana possession or use on federal property.

On January 4, 2018, former United States Attorney General Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo simply rescinded the Cole Memorandum and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

Under President Biden, Merrick Garland serves as Attorney General in his administration. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy.

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

OVERSEAS MANUFACTURES.

We may, however, utilize Chinese vendors for manufacturing a significant portion of the products we intend to sell. To the extent that tariffs are imposed on imported goods manufactured in China, our pricing structure and acceptance in the marketplace may be affected. We may currently stock our products through distributors in foreign countries when appropriate and ship directly from our manufacturer to the foreign distributor when such can be done at a cost savings. We intend to continue to explore ways that we can hold our costs down on the products we sell in order to minimize price sensitivity concerns with our customers.

BLOCKCHAIN/CRYPTO INDUSTRY.

Digital or crypto assets are bearer assets whose ownership is secured by cryptographic protocols and incentives that operate on a network of computers. Crypto assets are intended to allow for storage and transfer without the need of a trusted intermediary and therefore they have the potential to challenge and disrupt many areas of the financial market, including traditional systems of value storage, value transfer, governance, and other important applications. Crypto assets are traded on trading venues around the world, as well as in over-the-counter and peer-to-peer markets. Crypto assets can be converted to fiat currencies or into other digital assets at rates determined by supply and demand on these markets. Derivative investment products, including futures, options, and swaps contracts, are also available that allow investors to build sophisticated investment and trading strategies focused around the most prominent crypto assets.

The number and diversity of market participants and companies operating in the crypto asset space has also increased dramatically over the past years. Currently, there is a wide range of companies that provide services related to crypto assets to retail investors. These include companies focused on providing trading venues, custody, investment funds, payment services, and others. More recently, companies focused on institutional investors, which have been increasingly more active in the space, have created or expanded their offerings. Products and services catered to the institutional market include institutional-grade custody and trading services, lending and collateral management, and prime brokerage.

The ownership of crypto assets is recorded in a digital ledger or database, called a blockchain. Blockchains differ from traditional databases in that they are designed not to be controlled by any single party, but rather, to be maintained by a distributed network of computers, each of which maintains and updates its own copy of the ledger. Each participant in this network is heavily incentivized to process transactions according to a set of predetermined rules and to keep its ledger consistent with the rest of the network over time.

As a nascent and fast-changing area, the crypto asset market carries significant risks and uncertainty. For instance, many crypto assets are still in the infrastructure buildout phase and have not found a dependable use case outside of speculation, and some may never find such a use case. In addition, the regulatory, trading, media, and political environments surrounding crypto assets are ever-changing and could evolve in ways that could harm the ecosystem. As an emerging technology, blockchain and crypto assets are not free from technical risks, which include hacking, denial of service or other types of cyberattacks. Additionally, governments, traditional financial services firms, or other actors could work to disrupt the functioning of blockchains or otherwise slow their growth.

Our success will depend on our ability to obtain and maintain meaningful intellectual property protection for any such intellectual property. The names and/or logos of Company brands (whether owned by the Company or licensed to us) may be challenged by holders of trademarks who file opposition notices or otherwise contest trademark applications by the Company for its brands. Similarly, domains owned and used by the Company may be challenged by others who contest the ability of the Company to use the domain name or URL. Such challenges could have a material adverse effect on the Company’s financial results as well as your investment.

WE ARE DEPENDENT UPON MANAGEMENT, KEY PERSONNEL, AND CONSULTANTS TO EXECUTE OUR BUSINESS PLAN.

Our success is heavily dependent upon the continued active participation of our current management team, especially our current executive officer. Loss of this individual could have a material adverse effect upon our business, financial condition, or results of operations. Further, our success and the achievement of our growth plans depends on our ability to recruit, hire, train, and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in our industry, and the loss of any of such persons, or an inability to attract, retain, and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on our business. If we are unable to attract and retain the necessary personnel, consultants, and advisors, it could have a material adverse effect on our business, financial condition, or operations.

ALTHOUGH WE ARE DEPENDENT UPON CERTAIN KEY PERSONNEL, WE DO NOT HAVE ANY KEY MAN LIFE INSURANCE POLICIES ON ANY SUCH PEOPLE.

We are dependent upon management in order to conduct our operations and execute our business plan; however, we have not purchased any insurance policies with respect to those individuals in the event of their death or disability. Therefore, should any of those key personnel, management, or founders die or become disabled, we will not receive any compensation that would assist with any such person’s absence. The loss of any such person could negatively affect our business and operations.

CHANGES IN EMPLOYMENT LAWS OR REGULATIONS COULD HARM OUR PERFORMANCE.

Various federal and state labor laws govern the Company’s relationship with our employees and affect operating costs, including labor laws of non-USA jurisdictions. These laws may include minimum wage requirements, overtime pay, healthcare reform and the implementation of various federal and state healthcare laws, unemployment tax rates, workers’ compensation rates, citizenship requirements, union membership and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, changing regulations from the National Labor Relations Board and increased employee litigation including claims relating to the Fair Labor Standards Act.

THE COMPANY IS SUBJECT TO INCOME TAXES AS WELL AS NON-INCOME-BASED TAXES SUCH AS PAYROLL, SALES, USE, VALUE-ADDED, NET WORTH, PROPERTY, AND GOODS AND SERVICES TAXES.

Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although the Company believes that our tax estimates will be reasonable: (i) there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our income tax provisions, expense amounts for non-income-based taxes and accruals and (ii) any material differences could have an adverse effect on our financial position and results of operations in the period or periods for which a determination is made.

OUR ABILITY TO ADOPT TECHNOLOGY IN RESPONSE TO CHANGING SECURITY NEEDS OR TRENDS POSES A CHALLENGE TO THE SAFEKEEPING OF OUR DIGITAL ASSETS.

The history of digital asset exchanges has shown that exchanges and large holders of digital assets must adapt to technological change in order to secure and safeguard their digital assets. We rely on third party storage solutions and “cold storage” of our digital wallets to safeguard our digital assets from theft, loss, destruction, or other issues relating to hackers and technological attack; however, malicious actors may be able to intercept our digital assets in the process of selling them. Further, we may move our digital assets to various exchanges to exchange them for fiat currency, which will require us to rely on the security protocols of these exchanges to safeguard our digital assets. While these exchanges purport to be secure, and while we believe them to be so, no security system is perfect and malicious actors may be able to intercept our digital assets while we are in the process of selling them via such exchanges. Given the growth in their size and their relatively unregulated nature, we believe these exchanges will become a more appealing target for malicious actors. To the extent we are unable to identify and mitigate or stop new security threats, our digital assets may be subject to theft, loss, destruction, or other attack, which could adversely affect an investment in us.

THE LIMITED RIGHTS OF LEGAL RECOURSE AGAINST US, AND OUR LACK OF INSURANCE PROTECTION EXPOSE US AND OUR SHAREHOLDERS TO THE RISK OF LOSS OF OUR DIGITAL ASSETS FOR WHICH NO PERSON IS LIABLE.

The digital assets held by us are not insured. Further, banking institutions will not accept our digital assets; they are therefore not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance, and we may not be able to recover any of our carried value in these digital assets if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on our stock price.

WE ARE NOT SUBJECT TO SARBANES-OXLEY REGULATIONS AND LACK THE FINANCIAL CONTROLS AND SAFEGUARDS REQUIRED OF PUBLIC COMPANIES.

We have not been subject to Sarbanes-Oxley throughout our operating history and therefore have not previously developed the internal infrastructure necessary to complete an attestation of our financial controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. We expect to incur substantial expenses and diversion of managements time if and when it becomes necessary to perform the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

THERE IS NO GUARANTEE THAT WE WILL HAVE SUFFICIENT CASH FLOW FROM OUR BUSINESS TO PAY OUR INDEBTEDNESS OR THAT WE WILL NOT INCUR ADDITIONAL DEBT.

Holders of convertible notes issued by us may convert such notes at their option prior to the scheduled maturities of the respective convertible notes under certain circumstances pursuant to the terms of such notes. Upon conversion of the applicable convertible notes, we will be obligated to deliver cash and/or shares pursuant to the terms of such notes. Moreover, holders of such convertible notes may have the right to require us to repurchase their notes upon the occurrence of a fundamental change pursuant to the terms of such notes.

Our ability to make scheduled payments of the principal and interest on our indebtedness when due, to make payments upon conversion or repurchase demands with respect to our convertible notes, or to refinance our indebtedness as we may need or desire, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from future operations sufficient to satisfy our obligations under our existing indebtedness and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. In addition, our ability to make payments may be limited by law, by regulatory authority, or by agreements governing our future indebtedness. We may not be able to engage in these activities on desirable terms or at all, which may result in a default on our existing or future indebtedness and harm our business, financial condition, and operating results.

OUR OPERATING PLAN RELIES IN LARGE PART ON ASSUMPTIONS AND ANALYSIS DEVELOPED BY THE COMPANY. IF THESE ASSUMPTIONS PROVE TO BE INCORRECT, THE COMPANY’S ACTUAL OPERATING RESULTS MAY BE MATERIALLY DIFFERENT FROM OUR FORECASTED RESULTS.

Whether actual operating results and business developments will be consistent with the Company’s expectations and assumptions as reflected in its forecast depends on a number of factors, many of which are outside the Company’s control, including, but not limited to:

•whether the Company can obtain sufficient capital to sustain and grow its business

•our ability to manage the Company’s growth

•demand for the Company’s products and services

•the timing and costs of new and existing marketing and promotional efforts

•competition

•the Company’s ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel

•the overall strength and stability of domestic and international economies

•consumer spending habits

Unfavorable changes in any of these or other factors, most of which are beyond the Company’s control, could materially and adversely affect its business, results of operations and financial condition.

OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION OR OPERATIONS, AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL FINANCING ON FAVORABLE TERMS.

As of September 30, 2024, we had total outstanding liabilities of $8,069,384. Our indebtedness and the terms of the instruments governing such indebtedness could have significant consequences such as:

•Increasing our vulnerability to general adverse economic and industry conditions;

•Limiting our ability to fund future working capital, capital expenditures costs and other general corporate requirements;

•Requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•Limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•Placing us at a competitive disadvantage compared to our competitors that have less debt; and

•Limiting, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or engage in various transactions that might otherwise be beneficial to us.

We will likely need to raise additional capital through debt and/or equity financing. There can be no assurance that adequate debt and equity financing will be available on satisfactory terms. Any such failure to service our debt or an inability to obtain further financing could have a negative effect on our business and operations.

ADDITIONAL FINANCING MAY NOT BE AVAILABLE TO US WHEN WE NEED OR WANT IT, NOR MAY IT BE AVAILABLE ON SATISFACTORY TERMS.

We have limited capital and there is no assurance that our current capital is sufficient to implement our business plan. We will likely require additional debt and/or equity financing to pursue our growth and business strategy, including enhancements to our operations infrastructure and improving our ability to respond to competitive pressures. There can be no assurance that adequate debt and/or equity financing will be available or offered on satisfactory terms. Any failure to obtain further financing could have a materially adverse effect on our business, financial condition, and operating results.

THE TECHNOLOGY UNDERLYING CRYPTOCURRENCY AND BLOCKCHAIN TECHNOLOGY IS SUBJECT TO A NUMBER OF INDUSTRY-WIDE CHALLENGES AND RISKS RELATING TO CONSUMER ACCEPTANCE OF BLOCKCHAIN TECHNOLOGY.

The growth of the blockchain industry in general, as well as the blockchain networks, are subject to a high degree of uncertainty regarding consumer adoption and long-term development. The factors affecting the further development of the cryptocurrency and crypto asset industry, as well as blockchain networks, include, without limitation:

•worldwide growth in the adoption and use of digital assets and other blockchain technologies;

•government regulation of digital assets and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

•the maintenance and development of the open-source software protocol of blockchain networks;

•changes in consumer demographics and public tastes and preferences; and

•the regulatory environment relating to cryptocurrencies and blockchains.

THE LONG-TERM VIABILITY OF CRYPTOCURRENCIES IS UNKNOWN, AND THIS COULD NEGATIVELY IMPACT THE VALUE OF CRYPTOCURRENCIES.

Cryptocurrencies are a new and relatively untested product. There is considerable uncertainty about their long-term viability, which could be affected by a variety of factors, including many market-based factors such as economic growth, inflation, and others. In addition, the success of cryptocurrencies will depend on the long-term utility and economic viability of blockchain and other new technologies related to cryptocurrencies. Due in part to these uncertainties, the price of cryptocurrencies is volatile and cryptocurrencies may be hard to sell.

OUR ABILITY TO MAINTAIN CUSTOMER SATISFACTION DEPENDS IN PART ON THE QUALITY OF OUR CUSTOMER SUPPORT. FAILURE TO MAINTAIN HIGH-QUALITY CUSTOMER SUPPORT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATION, AND FINANCIAL CONDITION.

Our ability to attract new customers and retain existing customers depends in part on our ability to maintain a consistently high level of customer support. We believe that the quality of our customer support is, and will continue to be, an integral part of the user experience and a key differentiator from competing platforms. These means of providing customer support may not be sufficient to meet our customers’ support needs, and while we plan to develop a customer support capability, there can be no assurance that we will be successful in developing such capabilities or that such capabilities, even if developed, will be sufficient to meet our customers’ support needs. If we do not help our customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our customers, it could adversely affect our customers’ experience and negatively impact our reputation and brand, our ability to attract and retain customers. The growth of our business will continue to place significant demands on our customer support resources. If we are not able to meet the customer support needs of our customers, we may need to increase our support coverage, which may reduce our profitability.

OUR RISK MANAGEMENT EFFORTS MAY NOT BE EFFECTIVE TO PREVENT FRAUDULENT ACTIVITIES BY THIRD-PARTY PROVIDERS OR OTHER PARTIES, WHICH COULD EXPOSE US TO MATERIAL FINANCIAL LOSSES AND LIABILITY AND OTHERWISE HARM OUR BUSINESS.

We contract with third-party providers for applications available through our platform, as well as some services required to maintain the platform. We may be targeted by parties, including customers, hackers, or third-party providers, who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised email accounts, employee or insider fraud, account takeover, or other types of fraud. We may suffer losses from acts of financial fraud committed by our employees or third parties.

The techniques used to perpetrate fraud on our platform and the applications accessed through our platform are continually evolving, and we expend considerable resources to monitor and combat them, and to inform customers of the limits to the control we have over third-party provider activities. Additionally, when we introduce new products and applications, or expand existing products, we may not be able to identify all risks created by the new products or applications. Our risk management policies and procedures may not be sufficient to identify all of the risks to which we or our customers are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we or our customers may become subject in the future. Furthermore, our risk management policies and procedures may contain errors, or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses.

WE ARE SUBJECT TO AN EXTENSIVE AND HIGHLY-EVOLVING REGULATORY LANDSCAPE AND ANY ADVERSE CHANGES TO, OR OUR FAILURE TO COMPLY WITH, ANY LAWS AND REGULATIONS COULD ADVERSELY AFFECT OUR BRAND, REPUTATION, BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, trust companies, securities, broker-dealers and ATS, commodities, credit, crypto asset custody, exchange, and transfer, cross-border and domestic money and crypto asset transmission, consumer and commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering, and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of the internet, mobile technologies, crypto assets, and related technologies. As a result, they do not contemplate or address unique issues associated with the crypto economy, are subject to significant uncertainty, and vary widely across U.S. federal, state, and local and international jurisdictions. These legal and regulatory regimes, including the laws, rules, and regulations thereunder, evolve frequently and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. Moreover, the complexity and evolving nature of our business and the significant uncertainty surrounding the regulation of the crypto economy requires us to exercise our judgement as to whether certain laws, rules, and regulations apply to us, and it is possible that governmental bodies and regulators may disagree with our conclusions. To the extent we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, operating results, and financial condition.

AS WE CONTINUE TO EXPAND AND LOCALIZE OUR INTERNATIONAL ACTIVITIES, OUR OBLIGATIONS TO COMPLY WITH THE LAWS, RULES, REGULATIONS, AND POLICIES OF A VARIETY OF JURISDICTIONS WILL INCREASE AND WE MAY BE SUBJECT TO INVESTIGATIONS AND ENFORCEMENT ACTIONS BY U.S. AND NON-U.S. REGULATORS AND GOVERNMENTAL AUTHORITIES.

As we expand and localize our international activities, we have become increasingly obligated to comply with the laws, rules, regulations, policies, and legal interpretations both of the jurisdictions in which we operate and those into which we offer services on a cross-border basis. Laws regulating financial services, the internet, mobile technologies, crypto, and related technologies outside of the United States often impose different, more specific, or even conflicting obligations on us, as well as broader liability.

ANY SIGNIFICANT DISRUPTION IN OUR PRODUCTS AND SERVICES, IN OUR INFORMATION TECHNOLOGY SYSTEMS, OR IN ANY OF THE BLOCKCHAIN NETWORKS WE SUPPORT, COULD RESULT IN A LOSS OF CUSTOMERS OR FUNDS AND ADVERSELY IMPACT OUR BRAND AND REPUTATION AND OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION.

Our reputation and ability to attract and retain customers and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. Our platform, the ability of our customers to trade, and our ability to operate at a high level, are dependent on our ability to access the blockchain networks underlying the supported crypto assets, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

OLAYINKA OYEBOLA & CO.

The company faces a significant risk related to the September 30, 2024, SEC charges against Olayinka Oyebola and their accounting firm for alleged aiding and abetting fraud by a client, Mmobuosi Odogwu Banye. While Mr. Oyebola and the accounting firm have not yet been found liable, the pending charges create a material risk to the company. This risk includes potential legal ramifications, reputational damage, and financial penalties if the accusations are substantiated. Should Olayinka Oyebola or the accounting firm be found culpable, the company will immediately terminate its engagement with them and contract a new accounting firm, in accordance with standard operating procedures and SEC regulations. The ongoing investigation and potential for future legal proceedings represent a significant uncertainty for the company.

OTHER RISKS

WE MAY NOT REALIZE THE ANTICIPATED BENEFITS OF PAST OR FUTURE ACQUISITIONS, AND INTEGRATION OF THESE ACQUISITIONS MAY DISRUPT OUR BUSINESS AND MANAGEMENT.

In the future, we may acquire additional companies, project pipelines, products, or technologies or enter into join ventures or other strategic initiatives. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include the following:

•high volatility in the value of cryptocurrencies generally and in the value of Bitcoin and Ethereum particularly, and the effect of such volatility on our ability to operate profitably;

•changes in the regulatory and legal environments in Latin America and the Caribbean Region in which we operate may lead to future challenges to operating our business or may subject our business to added costs with the result that some or all of our operating facilities become less profitable or unprofitable altogether;

•changes in United States tax laws may impose burdensome reporting or regulation on our operations;

•risks related to our failure to continue to obtain financing on a timely basis and on acceptable terms;

•our ability to keep pace with technology changes and competitive conditions;

•other risks and uncertainties related to our business plan and business strategy; and

•the impact on the world economy of coronavirus (“COVID-1”).

OUR PLATFORM MAY BE EXPLOITED TO FACILITATE ILLEGAL ACTIVITY SUCH AS FRAUD, MONEY LAUNDERING, GAMBLING, TAX EVASION, AND SCAMS. IF ANY OF OUR CUSTOMERS USE OUR PLATFORM TO FURTHER SUCH ILLEGAL ACTIVITIES, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

Our platform may be exploited to facilitate illegal activity including fraud, money laundering, gambling, tax evasion, and scams. We or our partners may be specifically targeted by individuals seeking to conduct fraudulent transfers, and it may be difficult or impossible for us to detect and avoid such transactions in certain circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries, or requests that could result in liability and reputational harm for us. Moreover, certain activity that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and cost associated with detecting and monitoring transactions for compliance with local laws. In the event that a customer is found responsible for intentionally or inadvertently violating the laws in any jurisdiction, we may be subject to governmental inquiries, enforcement actions, prosecuted, or otherwise held secondarily liable for aiding or facilitating such activities. Changes in law have also increased the penalties for money transmitters for certain illegal activities, and government authorities may consider increased or additional penalties from time to time. Owners of intellectual property rights or government authorities may seek to bring legal action against money transmitters, including us, for involvement in the sale of infringing or allegedly infringing items. Any threatened or resulting claims could result in reputational harm, and any resulting liabilities, loss of transaction volume, or increased costs could harm our business.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

IF WE ARE SUBJECT TO SECURITIES AND EXCHANGE COMMISSION REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

The SEC has adopted regulations concerning low-priced or “penny” stocks. The regulations generally define “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares are offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares may become subject to these additional regulations relating to low-priced stocks.

The penny stock regulations require that broker-dealer who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchase, receive the purchaser’s written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment form the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders’ ability to sell our common stock in the secondary market.

THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO CONTINUE TO BE VOLATILE.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced, and likely will continue to experience, substantial price and volume fluctuations that are often unrelated or disproportionate to the operating performances of companies. Our common stock may be traded by short sellers which may put pressure on the supply and demand for our company stock, further influencing volatility in its market price. Public perception and other factors outside of our control may additionally impact our stock price and volatility. The market price of our common stock will likely fluctuate significantly in response to the following or other factors, again some of which are beyond are control:

•Significant delays in our supply channel;

•Inability to raise additional capital or do so on favorable terms, if necessary, to maintain or grow our operations;

•Additions or departures of key personnel;

•Future sales of our common stock;

•Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

•Commencement of or involvement in litigation; and

•Our inability to effectively manage our current and future operations.

OUR LARGEST STOCKHOLDERS HAVE SIGNIFICANT CONTROL OVER US, AND THEIR INTERESTS MAY CONFLICT WITH OR DIFFER FROM INTERESTS OF OTHER STOCKHOLDERS.

Our largest stockholders are Franjose Yglesias, Marc Williams, and Kevin Jodrey (collectively, the “Significant Stockholders”). The Significant Stockholders have substantial influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets. The interests of the Significant Stockholders could conflict with or differ from interests of other stockholders. For example, the concentration of ownership held by the Significant Stockholders could delay, defer, or prevent a change of control of our company or impede a merger, takeover, or other business combination which a majority of stockholders may view favorably.

WE MAY FAIL TO MEET OUR PUBLICLY ANNOUNCED GUIDANCE OR OTHER EXPECTATIONS ABOUT OUR BUSINESS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

From time-to-time we may provide guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. Our guidance is based on certain assumptions such as those relating to sales volumes (which generally are not linear throughout a given period), average sales prices, supplier and commodity costs, and planned cost reductions. If our guidance varies from actual results due to our assumptions not being met or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

TRANSACTIONS RELATING TO OUR CONVERTIBLE NOTES MAY DILUTE THE OWNERSHIP INTEREST OF EXISTING STOCKHOLDERS OR MAY OTHERWISE DEPRESS THE PRICE OF OUR COMMON STOCK.

The conversion of some or all of the convertible notes issued by us, or our subsidiaries would dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of such notes by their holders, and we may be required to deliver a significant number of shares. Any sales in the public market of the common stock issuable upon such conversion could adversely affect their prevailing market prices. In addition, the existence of the convertible senior notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or the anticipated conversion of such notes into shares of our common stock could depress the price of our common stock.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

We do not anticipate paying any dividends on our common stock in the foreseeable future. Rather, we intend to retain any future earnings for use in the operation and expansion of our business.

GENERAL RISK FACTORS

THE NEXT 12-18 MONTHS OF OPERATIONS.

The Company anticipates requiring a minimum of $350,000 dollars in funding to sustain operations for the next 12 months, commencing 01/01/2025. This figure accounts for the anticipated monthly cash needed of $30,000, the projected expenses associated with the upcoming beta testing and physical QR-NFT tag deployment phases, excluding director compensation. This deployment phase, estimated to require six months, will be followed by a two-month period for documentation and production preparation. Current capital resources are insufficient to fully fund the entire project timeline, and the company’s ability to achieve full deployment within twelve months is contingent upon securing the necessary funding. Failure to secure sufficient capital will negatively impact on the projected rollout schedule.

UNANTICIPATED CHANGES IN OUR TAX PROVISIONS, THE ADOPTION OF A NEW U.S. TAX LEGISLATION, OR EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES COULD AFFECT OUR PROFITABILITY.

We are subject to income taxes, and are therefore subject to potential tax examinations, in the United States. Tax authorities may disagree with our tax positions and assess additional taxes. We regularly assess the likely outcome of these examinations in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amount previously included in our income tax expense and therefore, could have a material impact on our tax provision, net income, and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. In addition, recently announced proposals for new U.S. tax legislation could have a material effect on the results of our operations, if enacted.

WE ARE SUSCEPTIBLE TO CHANGES IN EMPLOYMENT LAWS AND REGULATIONS OR TO CHANGES IN EMPLOYMENT CLASSIFICATIONS BY GOVERNMENT AGENCIES.

As we expand our operations, we may become subject to additional federal and state employment laws. Therefore, we may be required to allocate resources, including management’s time, to establishing a policy pursuant to which we evaluate any changes in federal and state laws to ensure our compliance with these requirements. In addition, other factors beyond our control, including increases in minimum wage requirements, overtime pay, healthcare reform, and other laws and regulations affecting employees, independent contractors, and other third-party service providers, could have a material adverse effect on our business, financial condition, and results of operation.

WE DEPEND ON THIRD-PARTY PROVIDERS FOR INTERNET, OTHER COMMUNICATION INFRASTRUCTURES AND DATA MANAGEMENT SYSTEMS UPON WHICH OUR OPERATIONS CRITICALLY RELY.

We rely on third-party service providers for substantially all of our communication and information technology systems, including for product data management, procurement, inventory management, operations planning and execution, sales, service, and logistics, financial, tax and regulatory compliance systems. We rely on our third-party service providers to protect our systems and databases against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation. No assurances can be made that third-party service providers will protect against those and other risks. Any disruption, either temporary or permanent, to our communication and technology systems would likely have a significant adverse material effect on our business, financial condition, and operating results.

OUR OPERATIONS COULD BE ADVERSELY AFFECTED BY EVENTS OUTSIDE OF OUR CONTROL, SUCH AS NATURAL DISASTERS, WARS, OR HEALTH EPIDEMICS.

We may be impacted by natural disasters, wars, health epidemics, or other events outside of our control. If major disasters such as earthquakes, floods, fires, or other events occur, or our information system or communications breaks down or operates improperly, our headquarters and/or exploration operations on our various mining properties may be seriously damaged, or we may have to stop or delay our operations. In addition, the global COVID-19 pandemic has impacted economic markets, manufacturing operations, supply chains, employment and consumer behavior in nearly every geographic region and industry across the world, and we have been, and may in the future be, adversely affected as a result. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results, and financial condition.

IF WE FAIL TO DEVELOP, MAINTAIN, AND ENHANCE OUR BRAND AND REPUTATION, OUR BUSINESS, OPERATING RESULTS, AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features, and support, and our ability to successfully secure, maintain, and defend our rights to use the “Coinbase” mark and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve these objectives or if our public image were to be tarnished by negative publicity, unexpected events, or actions by third parties. Unfavorable publicity about us, including our products, services, technology, customer service, personnel, and crypto asset or crypto asset platforms generally could diminish confidence in, and the use of, our products and services.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

If our efforts to maintain information security, cybersecurity, and data privacy are unsuccessful or if we are unable to meet increasingly demanding regulatory requirements, our reputation, results of operations, and financial condition could be adversely affected.

The Company regularly receives and stores information about our customers, partners, vendors, and other third parties through our GROOVY 2.0 blockchain authentication platform. We rely extensively on complex information systems throughout our business, particularly our Hyperledger Fabric blockchain infrastructure, ERC-1155 token implementation, and proprietary RAG LLM analytics systems. We have implemented programs to detect, contain, and respond to information security, cybersecurity, and data privacy incidents. However, we may be unable to anticipate security incidents or implement adequate preventive measures as cyber threats continue to evolve and cyberattacks become more sophisticated and frequent, including through the introduction of viruses and malware (such as ransomware) and the use of artificial intelligence by threat actors.

The specialized nature of our blockchain-based authentication system introduces unique security challenges. In addition, hardware or software that we develop or obtain from third parties may contain defects that could compromise information security, cybersecurity, or data privacy. Unauthorized parties may attempt to gain access to our information systems or facilities, or those of third parties with whom we do business, through fraud, deception, social engineering, or other bad acts. Errors or malicious actions by our team members or contractors, faulty password management, smart contract vulnerabilities, and other irregularities could also overcome our security measures or those of third parties with whom we do business and result in a compromise or breach of our or their information systems. Furthermore, the training we conduct as part of our information security, cybersecurity, and data privacy efforts may not be effective in preventing or limiting successful attacks.

While we have not experienced significant information security, cybersecurity, or data privacy incidents to date, we operate in an industry with high-value data related to cannabis products, strain genetics, and consumer preferences. If we, our vendors, or other third parties with whom we do business experience significant information security, cybersecurity, or data privacy incidents or fail to detect and appropriately respond to significant incidents, our business operations could be severely disrupted and we could be exposed to costly government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their information, stop using our authentication services or participating in our rewards programs, or cease doing business with us altogether. Any of these outcomes could adversely affect our reputation, results of operations, and financial condition.

The legal and regulatory environment regarding information security, cybersecurity, and data privacy is dynamic and has strict requirements, including for the use and treatment of personal data, particularly in the cannabis industry where regulatory scrutiny is heightened. Complying with current or contemplated information security, cybersecurity, data protection, and data processing laws and regulations (including reporting and disclosure regimes), or any failure to comply, could cause us to incur substantial costs, require changes to our business practices, and expose us to litigation and regulatory risks, each of which could adversely affect our reputation, results of operations, and financial condition. Additionally, as our business model centers on data analytics derived from authentication activities, any limitations on our ability to collect, analyze, or monetize this data could significantly impact our revenue potential and growth trajectory.

ITEM 2. PROPERTIES.

PRINCIPAL EXECUTIVE OFFICE

Our principal executive office is located at 300 Peachtree St. NE Ste CS2 #1775 Atlanta, GA 30308-3565. This property is leased by management and to the Company. We believe these facilities are adequate for our current needs, and that alternate facilities on similar terms would be readily available, if needed. The principal executive offices lease is due on March 31, 2026. The Company does not have any additional subsidiary office.

OPERATIONAL OFFICE

In August 2024, to reduce costs and implement a more flexible work model, the company relocated to a smaller office located at Vía Siberia, Autopista Medellín, Bogotá-La Vega #Km. 3,5, Cota, Cundinamarca, Colombia. The company’s newly short term leased office space in Bogotá, Colombia, is approximately 350 square feet. This smaller space accommodates a team of 3-6 employees and/or contractors and shares common areas like a kitchen and restrooms with other tenants. The revised facilities reflect the company’s adjusted staffing levels and its shift toward a more flexible work model, including remote work options.

ITEM 3. LEGAL PROCEEDINGS.

On May 14, 2021, George Kuper, a former employee of the Company, filed a complaint against TransferLedger Co. in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 2021-011579-CA-01). The complaint alleged breaches of contract related to Mr. Kuper’s employment with the Company. It is important to note that Mr. Kuper’s engagement with the Company was based on a verbal agreement rather than a written employment contract.

The Company did not file a timely response to the complaint, and on July 18, 2023, the Court entered a default judgment in favor of Mr. Kuper in the amount of $521,256, plus attorneys’ fees and costs. The judgment remains unsatisfied as of the date of this filing.

Under Florida law, the statute of limitations for debt recovery is generally (4) four years for obligations based on oral agreements. This limitation period may affect future enforcement actions related to this judgment. However, once reduced to judgment, Florida law provides for a 20-year period during which the judgment may be enforced, though judgment liens on real property expire after 10 years unless renewed.

Management is currently evaluating options regarding this judgment, including potential challenges to the judgment based on the statute of limitations for oral agreements, settlement negotiations, or payment plan arrangements with the plaintiff. The Company has recorded the full judgment amount as a liability on its balance sheet. This obligation could materially impact the Company’s financial position and liquidity, particularly as we seek to secure additional funding for operations as described elsewhere in this report.

The Company is not currently involved in any other material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is qualified for quotation on the OTC Markets-OTC Pink under the symbol “SANP”. The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter of our fiscal year as reported in the over-the-counter markets. These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. There currently is a minimal liquid trading market for our common stock. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

	2024
	High	Low
First Quarter (through March 31)	$0.0001	$0.00001
Second Quarter (through June 30)	0.0001	0.00001
Third Quarter (through September 30)	0.0001	0.00001
Fourth Quarter (through December 31)	0.0001	0.00001

	2023
	High	Low
First Quarter (through March 31)	$0.0003	$0.0001
Second Quarter (through June 30)	0.0002	0.0001
Third Quarter (through September 30)	0.0002	0.0001
Fourth Quarter (through December 31)	0.0001	0.00001

	2022
	High	Low
First Quarter (through March 31)	$0.0024	$0.0006
Second Quarter (through June 30)	0.0012	0.0004
Third Quarter (through September 30)	0.0009	0.0004
Fourth Quarter (through December 31)	0.0005	0.0002

	2021
	High	Low
First Quarter (through March 31)	$0.0348	$0.0007
Second Quarter (through June 30)	0.0084	0.0021
Third Quarter (through September 30)	0.0040	0.0015
Fourth Quarter (through December 31)	0.0045	0.0006

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. At present, we have no plans to register our securities in any particular state. Further, our shares may be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000 by an individual, or $300,000 together with his or her spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

As of December 31st, 2024, out of a total of 20,000,000,000 shares of Common Stock authorized, 150,792,300 shares are issued as restricted securities and can only be sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an available exemption from registration, all of which are held by non-affiliates.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of a reporting company for at least six months, including any person who may be deemed to be an “affiliate” of the company (as the term “affiliate” is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the company’s common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. In order for a stockholder to rely on Rule 144, adequate current public information with respect to the company must be available. A person who is not deemed to be an affiliate of the company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least one year is entitled to sell such shares without regard to the various resale limitations under Rule 144. Under Rule 144, the requirements of paragraphs (c), (e), (f), and (h) of such Rule do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least one year prior to their sale. For purposes of this registration statement, a controlling stockholder is considered to be a person who owns 10% or more of the company’s total outstanding shares or is otherwise an affiliate of the Company. No individual person owning shares that are considered to be not restricted owns more than 10% of the Company’s total outstanding shares.

HOLDERS

As of December 31st, 2024, we had 86 shareholders of common stock per transfer agent’s shareholder list.

DIVIDENDS

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant’s business.

EQUITY COMPENSATION PLAN INFORMATION

The Company has not yet adopted an equity compensation plan as of December 31st, 2024, or subsequently through the filing of this registration statement.

ITEM 6. RESERVED

[Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements. These forward-looking statements generally are identified by the words believes, project, expects, anticipates, estimates, intends, strategy, plan, may, will, would, will be, will continue, will likely result, and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

BUSINESS DEVELOPMENT PLAN

This plan outlines a strategic approach for Groovy to achieve its mission of becoming the leading platform-as-a-service (PaaS) solution for the cannabis industry. It emphasizes key areas:

CURRENTLY LIVE AND OPERATIONAL GROOVY’S CENTRALIZED BLOCKCHAIN:

•Groovy’s Blockchain: This is the core of the platform, with a strong focus on security and scalability.

•Internal Validating Node: This node is critical for maintaining the blockchain’s integrity and security, ensuring that all transactions are validated properly.

•Eyes.groovy.click: This is the blockchain and transaction explorer/scanner accessible to users.

•Web3 Google Extension: Groovy’s Web3 Google extension is designed enhance user experience and provide seamless integration with blockchain features within the Google Chrome browser.

PRODUCT AND PLATFORM DEVELOPMENT:

•Enhance NFT-QR Tag Authentication:

oContinuously refine and improve the NFT-QR tag technology to enhance security and user experience, including:

▪Enhanced Tamper Resistance: Explore more robust security measures for the tags to further mitigate counterfeiting and prevent tampering.

▪Advanced QR Code Scanning: Develop more user-friendly and efficient QR code scanning capabilities, including the potential for integrating AR (augmented reality) to provide a more immersive experience.

▪Integration with POS Systems: Work with POS system providers to seamlessly integrate QR code scanning for point-of-sale verification.

oExpand NFT Functionality: Explore the potential for using NFTs for other applications in the cannabis industry, such as:

▪Digital Collectibles: Develop an NFT marketplace for trading unique cannabis strains or limited-edition products.

▪Traceability Beyond Products: Explore ways to use NFTs to track other aspects of the supply chain, such as seeds, packaging materials, and even grower certifications.

•Enhance the Geno-NFT Library:

oExpand Strain Database: Actively recruit growers and breeders to register their unique strains using Geno-NFTs.

oPromote the Library: Educate the cannabis community on the benefits of the Geno-NFT library and encourage adoption.

oIncentivize Contribution: Develop programs and rewards to incentivize growers to contribute new strains and data to the library, fostering ongoing growth and innovation.

oIntegrate with Third-Party Data: Explore ways to integrate genetic data from other databases and research institutions to expand the library’s scope and value.

•Develop AI-Powered Analytics:

oAdvance Data Analysis Capabilities: Invest in advanced AI algorithms to develop more sophisticated data analysis tools, providing deeper insights into market trends, consumer preferences, and product performance.

oPersonalized Recommendations: Refine AI-powered recommendation engines to deliver highly personalized product suggestions based on user data and preferences.

oPredictive Modeling: Develop predictive models to help businesses forecast future trends, optimize inventory management, and make strategic decisions.

•Enhance Gamification and Rewards:

oExpand Groovy Rewards (GR) Functionality: Offer a wider range of rewards and redemption options for GR, increasing user engagement and loyalty.

oIntegrate with Other Platforms: Explore ways to integrate GROOVY Rewards with other cannabis-focused platforms and services.

oPromote the Rewards Program: Develop creative marketing campaigns to promote the rewards program and incentivize user participation.\

•Enhance Community Features:

oGrow the DAO: Actively promote the DAO and encourage user participation in the decision-making process, establishing a more democratic and transparent platform.

oExpand P2P Services: Offer a broader range of P2P services, such as educational resources, consulting, events, and networking opportunities.

oImprove Community Engagement: Foster a more active and engaging online community through social media, forums, and other online tools.

MARKET STRATEGY AND PARTNERSHIPS:

•Target Key Audiences:

oGrowers: Emphasize the benefits of the Geno-NFT library, royalty rewards, and access to market data insights.

oManufacturers: Highlight the value of product authentication, data analytics, and supply chain optimization for improving operational efficiency and ensuring regulatory compliance.

oRetailers: Focus on how the platform can enhance the customer experience, drive sales, and optimize inventory management through personalized recommendations, targeted advertising, and data-driven insights.

oConsumers: Emphasize the importance of product authentication and transparency, providing access to educational resources, and facilitating informed purchasing decisions.

•Secure Strategic Partnerships:

oTesting Laboratories: Partner with accredited testing labs to ensure the highest standards of data integrity and product verification.

oSoftware Providers: Collaborate with POS system providers, inventory management software companies, and other industry-specific software solutions to integrate GROOVY’s platform and enhance its functionality.

oIndustry Associations: Partner with cannabis industry associations and advocacy groups to promote GROOVY’s vision and gain greater industry support.

oInfluencers and Advocates: Engage with cannabis influencers and advocates to promote GROOVY’s platform and its benefits within the cannabis community.

•Marketing and Promotion:

oContent Marketing: Develop high-quality content, including blog posts, articles, videos, and infographics, to educate users about the GROOVY platform and its benefits.

oSocial Media Engagement: Actively engage with users on social media platforms to build a strong online community and drive brand awareness.

oEvents and Conferences: Participate in industry events and conferences to showcase the platform, network with potential partners, and build brand awareness.

oPaid Advertising: Utilize targeted advertising campaigns on relevant platforms to reach the target audience.

•Overall Strategy:

oFocus on Building a Trusted Ecosystem: Prioritize transparency, security, and data protection to build trust with users and stakeholders.

oDrive Innovation: Continuously develop and enhance the GROOVY platform to meet the evolving needs of the cannabis industry.

oFoster Collaboration: Work with industry partners and other stakeholders to promote the adoption of blockchain technology and drive innovation.

•Success Metrics:

oUser Growth: Track the growth of users on the platform, including growers, manufacturers, retailers, and consumers.

oNFT Adoption: Monitor the adoption of Geno-NFTs and the use of NFT-QR tags within the industry.

oData Insights: Measure the impact of data analytics tools on business decisions and efficiency.

oCommunity Engagement: Evaluate the level of user engagement, participation in the DAO, and community growth.

oFinancial Performance: Track revenue generation and the profitability of the platform.

Groovy’s Platform as a Service has the potential to revolutionize the cannabis industry, bringing significant benefits to growers, manufacturers, retailers, and consumers alike. By implementing this comprehensive business development plan, Groovy can establish itself as a trusted leader in the industry, driving innovation, transparency, and sustainability in the cannabis market. The success of this plan will depend on a collaborative effort that leverages the strengths of blockchain technology, AI, and a vibrant cannabis community.

CANNABIS INDUSTRY GROWTH:

The global cannabis industry is experiencing exponential growth, driven by increasing legalization efforts, changing consumer preferences, and a growing acceptance of the medicinal and recreational uses. GROOVY can continue to ride this wave by providing essential technological infrastructure.

•Compliance and Regulatory Solutions: Evolving regulations are a constant challenge for the cannabis industry. GROOVY’s expertise in BaaS and blockchain technology positions us to provide robust compliance solutions, ensuring cannabis businesses meet the ever-changing regulatory landscape on a global scale.

•Supply Chain Optimization: Our BaaS and blockchain solutions enable end-to-end supply chain traceability. This capability offers cannabis companies the opportunity to enhance transparency, reduce fraud, and ensure product integrity from cultivation to point of sale.

•NFT Applications: NFTs offer numerous opportunities, from verifying product authenticity to creating digital collectibles for cannabis brands. GROOVY can lead the way in leveraging NFTs to enhance engagement and brand recognition within the cannabis industry

•IoT for Sustainable Cultivation: As sustainability becomes a focal point in agriculture, GROOVY’s IoT solutions can help cannabis cultivators optimize resource usage, reduce waste, and increase crop yields in environmentally responsible ways.

•Data-Driven Insights: Our AI-driven analytics tools provide a significant opportunity for cannabis businesses to extract valuable insights from their data. This can lead to informed decision-making, process optimization, and enhanced profitability on a global scale.

•International Expansion: The cannabis industry is rapidly expanding beyond borders. GROOVY can seize opportunities in emerging cannabis markets by tailoring our solutions to meet region-specific needs and compliance requirements.

•Strategic Partnerships: Collaborations with key players in the cannabis industry can amplify our reach and impact. Partnering with growers, dispensaries, and regulatory bodies can lead to mutually beneficial opportunities for growth and innovation.

•Research and Development: Continued investment in research and development allows GROOVY to stay at the forefront of technology in the cannabis sector. New technologies and innovations can open doors to novel opportunities.

SUMMARY OF OUR OPPORTUNITY

Groovy, as a Platform-as-a-Service (PaaS) provider, has several potential opportunities in the cannabis industry:

•Software Solutions for Cannabis Businesses: Groovy can develop and offer specialized software solutions tailored to the unique needs of cannabis businesses. This could include seed-to-sale tracking systems, inventory management software, point-of-sale (POS) systems for dispensaries, and compliance reporting tools to meet regulatory requirements.

•E-commerce Platforms for Online Cannabis Sales: Groovy can build and host e-commerce platforms for cannabis retailers to sell their products online. This would involve integrating secure payment gateways, age verification mechanisms, and delivery options compliant with local regulations.

•Data Analytics and Business Intelligence: Groovy can leverage its PaaS capabilities to provide data analytics and business intelligence tools to cannabis companies. These tools can help businesses gain insights into consumer behavior, sales trends, inventory optimization, and marketing effectiveness.

•Customer Relationship Management (CRM) Systems: Groovy can develop CRM systems specifically for the cannabis industry. These systems can help businesses manage customer interactions, track leads, personalize marketing campaigns, and build strong customer relationships.

•Mobile Applications for Cannabis Consumers: Groovy can create mobile applications for cannabis consumers to find nearby dispensaries, browse products, place orders, track deliveries, and access educational resources about cannabis.

•Compliance and Regulatory Support: Groovy can integrate compliance features into its PaaS offerings to help cannabis businesses adhere to the complex and evolving regulations in the industry. This could include automated reporting, license verification, and compliance checks.

•Cloud Infrastructure for Cannabis Businesses: Groovy can provide scalable and secure cloud infrastructure to cannabis businesses for hosting their websites, applications, and data. This can help businesses reduce their IT costs and focus on their core operations.

By leveraging its expertise in PaaS and tailoring its solutions to the specific needs of the cannabis industry, Groovy can position itself as a valuable technology partner for cannabis businesses of all sizes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2024, COMPARED TO YEAR ENDED DECEMBER 31, 2023

The Company generates $3,600 and $0 in revenues for the years ended December 31, 2024 and 2023, respectively.

The Company generated $3,600 from a single customer for technical support.

OPERATING EXPENSE

Total operating expenses for the years ended December 31, 2024 and December 31, 2023 were $699,791 and $560,225, respectively.  Total operating expenses consisted of contractor cost of $79,709 and $0, respectively; professional fees of $19,112 and $41,677, respectively, selling, general and administrative expenses of $527,536 and $395,589, respectively; rent expense of $35,982 and $77,023, respectively and depreciation and amortization of $37,452 and $45,936, respectively.

Contractor cost increased by approximately 100% due to utilizing outside consultant for the development of our technology.

Professional fees decreased by approximately 54% due to completing the Form 10 filing with the Securities and Exchange Commission.

General and administrative expenses increased by approximately 33% primarily due to the compensation agreements executed with management were in place for all of 2024.

Rent expenses decreased by approximately 53% due to the Company executing new leases during the year.

Depreciation and amortization expenses decreased by approximately 18% due to certain assets being fully depreciated.

OTHER INCOME AND EXPENSES

Other income (expense) for the years ended December 31, 2024 and 2023 was ($1,403,039) and ($848,502), respectively. The change in other income (expense) can be attributed to the Company’s increase in interest expense, extinguishment of debt, disposal of assets and the ratable changes in derivative liabilities. Other income (expense) consisted of interest income of $1,829 and $160, respectively; interest expense of ($593,525) and ($574,882), respectively; interest expense related to derivatives of ($98,106) and ($224,940), respectively and change in derivatives of ($713,237) and ($142,783), respectively.

INCOME (LOSS) FROM OPERATIONS

Net income (loss) from operations for the years ended December 31, 2024 was ($2,099,230) compared to ($1,408,727) for the years ended December 31, 2023, a change of ($690,503) or approximately 49%. The increase in the net loss can primarily be attributed to the default interest expense recorded on all outstanding convertible notes payable and the Company’s ratable changes in derivatives.

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive loss for the years ended December 31, 2024 and 2023 was $2,099,230 and $1,403,702, respectively.  The change in other comprehensive income (loss) can be attributed to the Company’s unrealized foreign currency translation income.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31, 2024, the Company had $2,184 in cash and cash equivalents. The Company generated minimal revenues of $3,600 and $0 for the years ended December 31, 2024 and 2023, respectively and has relied primarily upon capital generated from public and private offerings of its securities.

All convertible notes payable are in default as of December 31, 2024 and 2023, respectively. See Note 5, Convertible Notes Payable for further information.

The Company sustained a loss of $2,099,230 for the year ended December 31, 2024 and of $1,408,727 for the year ended December 31, 2023. The Company has accumulated losses totaling $11,339,099 at December 31, 2024.  Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through our borrowing and the support of our shareholders. At December 31, 2024, we had a working capital deficit of $8,416,777.  Our working capital deficit is due to the results of operations.

Cash flows

The following table sets forth the primary sources and uses of cash and cash equivalents for the years ended December 31, 2024 and 2023 as presented below:

SANTO MINING CORP. d/b/a SANTO BLOCKCHAIN LABS CORP. Consolidated Statements of Cash Flows
(Audited)
		For the Years Ended
		December 31,
		2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(2,099,230)	$(1,408,727)
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives		713,237	142,783
Amortization of debt discount		98,106	224,940
Depreciation		37,453	45,936
Gain on extinguishment of debt		----	(93,943)
Stock to be issued for accrued compensation		----	480,800
Change in assets and liabilities:
Accounts payable and accrued expenses		----	(73,049)
Accrued compensation		450,000	(275,945)
Accrued interest and default principal		568,025	636,242
Warrant liability		----	5,000
Net Cash (used in) provided by operating activities		(232,409)	(315,963)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) notes payable, related party		----	6,547
Proceeds (payments) convertible notes payable		234,500	277,642
Net Cash provided by financing activates		234,500	284,189

Foreign currency translation		----	5,025

Net change in cash and cash equivalents		2,091	(26,749)
Cash and cash equivalents Beginning of period		93	26,842
Cash and cash equivalents End of period		$2,184	$93
Non-cash transactions
Debt/accrued interest converted into common stock	$	----	$296,106
Original discount recorded on the recognition of notes with derivative liability		$234,500	$277,640
Extinguishment of the derivative liability related to debt conversions	$	----	$144,329

Net cash used in operating activities for the years ended December 31, 2024 and 2023 were ($232,409) and ($315,963), respectively. The primary difference was due to the derivatives associated with convertible notes payable and the effects of management fees incurred for the full year of 2024.

Net cash provided by financing activities for the years ended December 31, 2024, and 2023, were $234,500 and $284,189, respectively.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing.  However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to implement our strategy. We do not have the necessary cash and revenue to satisfy our cash requirements for the next twelve months. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations.  If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. Although we are not presently engaged in any capital-raising activities, we anticipate that we may engage in one or more private offerings of our company’s securities. We would most likely rely upon the transaction exemptions from registration provided by Regulation A or conduct another private offering under Section 4(2) of the Securities Act of 1933.  See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material increases or decreases in liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of December 31, 2024.

OFF BALANCE SHEET ARRANGEMENTS

We have made no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES & USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with the Company’s Board of Directors, management has identified in the accompanying financial statements the accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.  See “Note 2 – Summary of Significant Accounting Policies” in our financial statements for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The registrant qualifies as a smaller reporting company, as defined by Rule 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SANTO MINING, CORP.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Santo Mining Corp (the ‘Company’) as of December 31, 2024, and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended December 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(11,339,099), net loss of $(2,099,230) and a negative working capital of $(8,416,777). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty - See also Going Concern Uncertainty explanatory paragraph above

As described further in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations The ability of the Company to continue as a going concern is dependent on executing its business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

•We reviewed and evaluated management's plans for dealing with adverse effects of these conditions and events.

•We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

•We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Olayinka Oyebola

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

PCAOB ID 5968

Lagos, Nigeria

We have served as the Company’s auditor since 2023.

April 15, 2025

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Consolidated Balance Sheets

(Audited)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$2,184	$93
Total Current Assets	2,184	93

Property, plant and equipment, net	54,854	92,307
Intangible assets, net	190,000	190,000
TOTAL ASSETS	$247,038	$282,400

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	47,419	42,395
Accrued compensation	562,500	112,500
Accrued interest	931,871	572,846
Convertible note payable, net of discount of ($46,627) and ($82,733)	3,678,753	3,173,647
Note payable, related party	70,433	70,433
Derivative liability	3,122,985	2,224,622
Warrant liability	5,000	5,000
Total Current Liabilities	8,418,961	6,201,443
TOTAL LIABILITIES	8,418,961	6,201,443

Stockholders’ Deficit
Preferred stock Series A: 500,000,000 shares authorized; $0.001 par value. 350,000,000 and 350,000,000 shares issued and outstanding, respectively	350,000	350,000
Common stock: 20,000,000,000 authorized; $0.00001 par value 18,436,585,961 and 18,436,585,961 shares issued and outstanding, respectively	184,366	184,366
Additional paid-in capital	1,996,985	2,143,111
Stock to be issued	630,800	630,800
Accumulated deficit	(11,339,099)	(9,232,345)
Accumulated other comprehensive income	5,025	5,025
Total Stockholders’ Deficit	(8,171,923)	(5,919,043)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$247,038	$282,400

The accompanying notes are an integral part of these consolidated audited financial statements.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Consolidated Statements of Operations

(Audited)

	For the Years Ended December 31,
	2024	2023

Revenues	$3,600	$-

Operating Expenses
Professional fees	19,112	41,677
Contractor cost	79,709	-
Selling, general and administrative expense	527,536	395,589
Rent expense	35,982	77,023
Depreciation	37,452	45,936
Total operating expenses	699,791	560,225

Net loss from operations	(696,191)	(560,225)

Other income (expense)
Interest income	1,829	160
Interest expense	(593,525)	(574,882)
Interest expense related to derivative liability	(98,106)	(224,940)
Gain on extinguishment of debt	-	93,943
Change in derivative	(713,237)	(142,783)
Income taxes	-	-
Total income (expense)	(1,403,039)	(848,502)

Net income (loss)	$(2,099,230)	$(1,408,727)

Foreign currency translation	-	5,025

Comprehensive income (loss)	$(2,099,230)	$(1,403,702)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	18,436,585,961	15,937,477,496

The accompanying notes are an integral part of these consolidated audited financial statements.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Consolidated Statement of Stockholders’ Deficit

For the Period Ended December 31, 2024

(Audited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Capital	Additional Paid in Capital	Stock to be Issued	Accumulated Deficit	Other Comprehensive Income	Total
Balance, December 31, 2022	500,000,000	$500,000	12,943,717,119	$129,437	$1,977,811	$-	$(7,823,618)	$-	$(5,216,370)
Shares issued for debt conversion	-	-	5,492,868,842	54,929	241,177	-	-	-	296,106
Stock to be issued for accrued compensation	-	-	-	-	-	480,800	-	-	480,800
Stock to be issued for cancellation of preferred stock	(150,000,000)	(150,000)	-	-	-	150,000	-	-	-
Original convertible debt discount	-	-	-	-	(70,877)	-	-	-	(70,877)
Issued stock warrants	-	-	-	-	(5,000)	-	-	-	(5,000)
Foreign translation	-	-	-	-	-	-	-	5,025	5,025
Net income	-	-	-	-	-	-	(1,408,727)	-	(1,408,727)
Balance, December 31, 2023	350,000,000	$350,000	18,436,585,961	$184,366	$2,143,111	$630,800	$(9,232,345)	$5,025	$(5,919,043)
Original convertible debt discount	-	-	-	-	(146,126)	-	-	-	(146,126)
Net income	-	-	-	-	-	-	(2,106,754)	-	(2,106,754)
Balance, December 31, 2024	350,000,000	$350,000	18,436,585,961	$184,366	$1,996,985	$630,800	$(11,339,099)	$5,025	$(8,171,923)

The accompanying notes are an integral part of these consolidated audited financial statements.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Consolidated Statements of Cash Flows

(Audited)

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,099,230)	$(1,408,727)
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives	713,237	142,783
Amortization of debt discount	98,106	224,940
Depreciation	37,453	45,936
Gain on extinguishment of debt	-	(93,943)
Stock to be issued for accrued compensation	-	480,800
Change in assets and liabilities:
Accounts payable and accrued expenses	-	(73,049)
Accrued compensation	450,000	(275,945)
Accrued interest and default principal	568,025	636,242
Warrant liability	-	5,000
Net Cash (used in) provided by operating activities	(232,409)	(315,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) notes payable, related party	-	6,547
Proceeds (payments) convertible notes payable	234,500	277,642
Net Cash provided by financing activates	234,500	284,189

Foreign currency translation	-	5,025

Net change in cash and cash equivalents	2,091	(26,749)
Cash and cash equivalents Beginning of period	93	26,842
Cash and cash equivalents End of period	$2,184	$93

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash transactions
Debt/accrued interest converted into common stock	$-	$296,106
Original discount recorded on the recognition of notes with derivative liability	$234,500	$277,640
Extinguishment of the derivative liability related to debt conversions	$-	$144,329

The accompanying notes are an integral part of these consolidated audited financial statements.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

NOTE 1 - NATURE OF OPERATIONS

CORPORATE HISTORY

Santo Mining Corp (the “Company” or “GROOVY”) was incorporated in the State of Nevada on July 8, 2009 under the name of Santa Pita Corp to operate an internet portal for dentists and patients to access dental information, as well as a teeth-whitening business.

On July 30, 2012, the Company redirected its focus toward precious metal exploration and mining. Mineral exploration began with a mineral claim acquisition agreement (the “Acquisition Agreement”), with GEXPLO, SRL (the “Vendor”) and the Company, whereby the Company agreed to acquire from the Vendor a one hundred percent (100%) interest in a claim (the “Claim”) located in the Dominican Republic.

The owner of the Vendor, Alain French, became President, Chief Executive Officer, Secretary, Treasurer and Director on the acquisition closing date. The Company was renamed Santo Mining Corp.

The Company also has three subsidiaries: (1) BlackFlamingo Ventures, LLC, a Florida corporation specializing in administration, logistics, and an Asian to USA interoperability; (2) Santo Blockchain Labs Corp. a Wyoming corporation leveraging the blockchain and crypto-asset states laws of the State of Wyoming; and (3) Santo Blockchain Labs of Colombia S.A.S., Cra. 9a #128-60, Torre4 Office 1005 Bogotá DC, Republic of Colombia.

Santo Mining Corp. was re-domiciled to Florida in July 2015.  In July 2021, the Company re-redomiciled to Wyoming where we maintain an active business registration in good standing.

On the 7th of February 2024, the Company filed with the State of Wyoming a name change; from Santo Mining Corp. to Groovy Company, Inc.

DESCRIPTION OF BUSINESS

Groovy is a blockchain-based Platform as a Service (PaaS) designed to revolutionize the cannabis industry by providing transparency, security, and efficiency throughout the supply chain. It utilizes NFT-based QR codes to verify the authenticity and origin of cannabis products, combating counterfeiting and empowering consumers with verifiable information. The platform also includes a genetic library, rewards program, and data analytics tools to empower growers, manufacturers, retailers, and consumers.

By leveraging blockchain technology and 4IR innovations, Groovy aims to create a more transparent, secure, and efficient cannabis ecosystem. The Groovy platform offers a range of features and benefits for all stakeholders in the cannabis industry.

For growers, it provides a secure interface for uploading comprehensive genetic and phenotypic metadata, including cannabinoid and terpene profiles, DNA sequences, lineage information, and cultivation data. This allows growers to establish the authenticity of their strains and track product performance. The platform also enables the creation of NFTs linked to physical products, ensuring tamper-proof identification and traceability.

Manufacturers benefit from Groovy’s product verification tools, supply chain logistics features, and data insights. By integrating with existing inventory management systems, manufacturers can ensure the authenticity of Groovy tags before product distribution. The platform also offers real-time tracking of products, ensuring regulatory compliance and quality control. Data insights provide valuable information on strain popularity, regional trends, and consumer preferences, enabling manufacturers to make informed decisions and optimize their offerings.

For consumers, Groovy offers a secure authentication process through a user-friendly mobile app, allowing them to verify product origin and strain information with a simple QR code scan.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

The platform also features a rewards program, product reviews, and educational resources on cannabinoids, terpenes, and responsible consumption. This empowers consumers to make informed choices and fosters a sense of community among cannabis enthusiasts. Retailers and dispensaries can leverage Groovy’s platform to streamline inventory management, engage with consumers, and ensure regulatory compliance. By integrating with point-of-sale systems, retailers can easily verify product authenticity and track stock levels. The platform also offers tools for consumer engagement, loyalty programs, and targeted marketing campaigns, helping businesses attract and retain customers. Groovy’s integration of 4IR technologies, such as IoT devices, AI-powered analytics, and smart contracts, further enhances the platform’s capabilities.

Real-time monitoring of environmental conditions and location data ensures supply chain optimization and regulatory compliance. AI-powered analytics provide valuable insights for market forecasting, trend analysis, and personalized product recommendations. Smart contracts streamline processes like royalty distribution, licensing agreements, and compliance procedures. Overall, Groovy’s comprehensive platform offers a range of benefits for all stakeholders in the cannabis industry. By leveraging blockchain technology, NFTs, and 4IR innovations, Groovy is creating a more transparent, secure, and efficient cannabis ecosystem.

The platform’s focus on product authentication, data-driven insights, community engagement, and regulatory compliance is transforming the way cannabis is produced, distributed, and consumed. With Groovy, the future of the cannabis industry is brighter, more transparent, and more accessible than ever before.

OUR MISSION

At Groovy, our mission is to “Save Lives” using our Groovy (PaaS) and it extends beyond mere product verification. We are driven by a profound commitment to safeguarding consumers’ well-being and fostering trust within the cannabis industry. By ensuring the authenticity and traceability of cannabis products, we empower consumers to make informed decisions about their health and wellness. Our centralized blockchain-powered solutions provide an unalterable record of a product’s journey from seed to sale, by combatting counterfeit products, we are actively working to eliminate potentially harmful substances from the market. This not only protects consumers from health risks but also upholds the integrity of the cannabis industry as a whole. In essence, Groovy’s mission is to leverage technology to create a safer, more transparent, and more accountable cannabis ecosystem. We believe that by empowering consumers and healthcare professionals with reliable information, we can contribute to improved patient outcomes and ultimately save lives.

FOR GROWERS

The Groovy platform offers a secure interface for growers to upload and manage comprehensive genetic and phenotypic metadata, including:

•Cannabinoid and terpene profiles

•DNA sequences

•Lineage information

•Cultivation data

This allows growers to establish the authenticity of their strains, track product performance, and protect their intellectual property. The platform also enables the creation of NFTs linked to physical products, ensuring tamper-proof identification and traceability. The Geno-NFT Library serves as the cornerstone of Groovy’s commitment to empowering growers and recognizing the value of their genetic contributions. It’s a secure, blockchain-based repository where growers can register and showcase their unique cannabis strains. Key

FEATURES AND BENEFITS FOR GROWERS:

•Metadata Management: The platform provides a user-friendly interface for growers to upload and manage detailed genetic and phenotypic data about their strains. This includes information on cannabinoid and terpene profiles, DNA sequences, lineage, and cultivation practices. This comprehensive data not only

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

establishes the authenticity of the strains but also serves as a valuable resource for breeders, researchers, and consumers.

•NFT Creation and Ownership: Growers can create unique NFTs (non-fungible tokens) representing their strains within the Geno-NFT Library. These NFTs serve as digital certificates of ownership, providing irrefutable proof of the grower’s intellectual property rights.

•Royalty Rewards: The Geno-NFTs are intrinsically linked to the Groovy QR-NFT Tags that are affixed to cannabis products. When a consumer scans a QR-NFT Tag, the platform verifies the product’s authenticity and identifies the associated Geno-NFT. This triggers an automatic royalty payment to the Geno-Owner, ensuring they receive fair compensation for their genetic contributions every time their strain is purchased and authenticated.

•Transparency and Traceability: The Geno-NFT Library, coupled with Groovy Tags, creates an unbroken chain of custody from seed to sale. This transparency not only benefits growers by protecting their intellectual property but also empowers consumers with verifiable information about the products they purchase.

•Market Access and Brand Building: By showcasing their strains in the Geno-NFT Library, growers gain increased visibility and market access. This can lead to new business opportunities, collaborations, and the ability to build a strong brand reputation based on the quality and uniqueness of their genetics.

In essence, the Geno-NFT Library, in conjunction with Groovy QR-NFT Tags, provides a powerful tool for growers to protect their intellectual property, earn royalties, and establish themselves as leaders in the cannabis industry. It’s a testament to Groovy’s commitment to fostering innovation, transparency, and fair compensation within the cannabis ecosystem.

FOR MANUFACTURERS:

Groovy’s platform offers a suite of tools designed to enhance efficiency, transparency, and data-driven decision-making for cannabis manufacturers. Key Features and Benefits:

•Product Verification: Seamless integration with existing inventory management systems allows manufacturers to verify the authenticity of Groovy Tags before product distribution, ensuring only genuine products reach the market.

•Supply Chain Optimization: Real-time tracking of products throughout the supply chain provides enhanced visibility and control, enabling manufacturers to identify bottlenecks, optimize logistics, and ensure regulatory compliance.

•Quality Control: By monitoring product movement and environmental conditions, manufacturers can maintain strict quality control standards and identify potential issues before they impact consumers.

•Data Insights: Groovy’s platform generates valuable data insights on strain popularity, regional trends, and consumer preferences. This information empowers manufacturers to make informed decisions about product development, marketing strategies, and inventory management.

•Regulatory Compliance: The platform’s traceability features help manufacturers adhere to stringent regulations governing the cannabis industry, reducing the risk of non-compliance and associated penalties.

By leveraging Groovy’s platform, manufacturers can streamline their operations, enhance product quality, and gain a competitive edge in the rapidly evolving cannabis market. The combination of product verification, supply chain optimization, data insights, and regulatory compliance tools empowers manufacturers to make informed decisions, improve efficiency, and build consumer trust.

FOR DISPENSARIES:

Groovy’s platform offers a comprehensive suite of tools designed to empower dispensaries and retailers to streamline operations, enhance customer engagement, and ensure regulatory compliance.  Key Features and Benefits:

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

•Inventory Management: Seamless integration with point-of-sale (POS) systems allows for real-time inventory tracking and automated updates, reducing manual errors and ensuring accurate stock levels. The platform also facilitates efficient product recalls and helps prevent the sale of expired or recalled products.

•Product Authentication: The ability to quickly and easily verify the authenticity of Groovy Tags at the point of sale instills confidence in both retailers and consumers, ensuring that only genuine products are sold.

•Consumer Engagement: Groovy’s platform provides tools for dispensaries to create and manage loyalty programs, offer personalized discounts and promotions, and gather valuable customer feedback. This fosters stronger relationships with customers and encourages repeat business.

•Targeted Marketing: By leveraging data insights on consumer preferences and purchasing behavior, dispensaries can create targeted marketing campaigns that resonate with their audience, driving sales and increasing brand awareness.

•Regulatory Compliance: The platform’s traceability and authentication features help dispensaries maintain strict adherence to complex cannabis regulations, minimizing the risk of non-compliance and associated penalties.

By adopting Groovy’s platform, dispensaries can optimize their operations, enhance the customer experience, and build a reputation for trust and transparency. The platform’s focus on efficiency, engagement, and compliance empowers dispensaries to thrive in the competitive cannabis market while prioritizing the safety and satisfaction of their customers.

FOR CONSUMERS:

Groovy empowers cannabis consumers by providing a secure and user-friendly platform to make informed choices and engage with the cannabis community. Key Features and Benefits:

•Product Authentication: The Groovy mobile app allows consumers to instantly verify the authenticity and origin of cannabis products with a simple QR code scan. This ensures that they are purchasing genuine products from trusted sources.

•Strain Information: Consumers can access detailed information about the product’s strain, including cannabinoid and terpene profiles, lineage, and effects, enabling them to select products that best suit their needs and preferences.

•Rewards Program: The Groovy Token rewards system incentivizes consumers to engage with the platform and authenticate products, earning rewards that can be redeemed for discounts, exclusive offers, and other benefits.

•Product Reviews: The platform allows consumers to share their experiences and opinions through product reviews, helping others make informed decisions and fostering a sense of community.

•Educational Resources: Groovy provides educational resources on cannabinoids, terpenes, responsible consumption, and other cannabis-related topics, empowering consumers with knowledge and promoting safe and informed use.

By leveraging Groovy’s platform, consumers can confidently navigate the cannabis market, make informed choices, and connect with a community of like-minded individuals. The platform’s focus on transparency, education, and engagement creates a more empowering and enjoyable cannabis experience for consumers.

GROOVY CENTRALIZED LAYER-1 BLOCKCHAIN:

The Groovy blockchain, at its current stage, operates as a centralized layer-1 blockchain. While the long-term vision includes a transition to a decentralized model, the initial centralized architecture offers certain advantages in terms of performance, scalability, and control. However, to ensure future interoperability and seamless integration with the broader blockchain ecosystem, Groovy has strategically incorporated the Inter-Blockchain Communication (IBC) protocol into its design.

THE ROLE OF IBC IN GROOVY’S CENTRALIZED BLOCKCHAIN:

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

The IBC protocol is a groundbreaking technology that enables secure and trustless communication between different blockchains. By integrating IBC into its centralized layer-1 blockchain, Groovy is laying the groundwork for future interoperability, allowing for the seamless transfer of assets and data between the Groovy blockchain and other compatible blockchains. Benefits of IBC Integration Future-proofing: The inclusion of IBC ensures that the Groovy blockchain will be ready to interact with a wide range of decentralized networks once it transitions to a decentralized model. This forward-thinking approach safeguards the platform’s long-term viability and adaptability.

•Cross-chain Functionality: Even in its centralized state, IBC can potentially enable certain cross-chain functionalities, such as bridging assets or data between the Groovy blockchain and other IBC-enabled chains. This could open up new opportunities for collaboration and expansion within the broader blockchain ecosystem.

•Enhanced Liquidity and Accessibility: The ability to transfer assets between different blockchains can enhance liquidity and accessibility for Groovy users.

This could lead to increased adoption and broader participation in the Groovy ecosystem. The Transition to Decentralization While the current centralized architecture offers certain benefits, Groovy’s ultimate goal is to transition to a decentralized model. The IBC protocol will play a crucial role in this transition, facilitating the seamless migration of assets and data from the centralized chain to the new decentralized network. This will ensure continuity for users and maintain the integrity of the Groovy ecosystem.

THE GENO-NFT LIBRARY:

The Geno-NFT Library & Royalty Fees section of the Groovy platform is a groundbreaking feature designed to empower cannabis growers and ensure they receive fair compensation for their valuable genetic contributions. It operates as a secure, blockchain-based registry where growers can document and protect their unique cannabis strains.

•Key Components and Processes: Geno-NFT Creation: Growers can create unique Non-Fungible Tokens (NFTs) representing their specific cannabis strains within the Geno-NFT Library. These NFTs serve as digital certificates of ownership, providing irrefutable proof of the grower’s intellectual property rights over their genetic creations. The creation process involves uploading detailed genetic and phenotypic data about the strain, including cannabinoid and terpene profiles, DNA sequences, lineage information, and cultivation practices.

•Linking Geno-NFTs to QR-NFT Tags: The Geno-NFTs are intrinsically linked to the Groovy QR-NFT Tags that are attached to cannabis products. This connection establishes a direct relationship between the physical product and the underlying genetic strain.

•Consumer Authentication and Royalty Trigger: When a consumer purchases a cannabis product with a Groovy QR-NFT Tag and scans it using the Groovy app, the platform verifies the product’s authenticity and identifies the associated Geno-NFT. This triggers an automatic royalty payment to the owner of the Geno-NFT, ensuring they receive a predetermined percentage of the sale price as compensation for their genetic contribution.

BENEFITS FOR GROWERS:

•Intellectual Property Protection: The blockchain’s immutability ensures that the grower’s ownership of the genetic strain is securely recorded and cannot be altered or disputed.

•Fair Compensation: The royalty mechanism guarantees that growers receive a fair share of the revenue generated from products utilizing their genetics, incentivizing innovation and breeding efforts.

•Transparency and Traceability: The Geno-NFT Library, in conjunction with Groovy QR-NFT Tags, creates an unbroken chain of custody from seed to sale. This transparency benefits growers by protecting their intellectual property and assuring consumers of product authenticity.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

•Market Access and Brand Building: Showcasing strains in the Geno-NFT Library increases visibility and market access for growers, potentially leading to new business opportunities and collaborations. It also allows growers to build a strong brand reputation based on the quality and uniqueness of their genetics.

•Overall Impact: The Geno-NFT Library and its associated royalty system represent a significant step towards a more equitable and transparent cannabis industry. By recognizing and rewarding the contributions of growers, Groovy is fostering innovation, promoting genetic diversity, and ensuring that the value created within the industry is shared fairly among its key stakeholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenue sufficient to cover its operating cost and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

All convertible notes payable are in default as of December 31, 2024 and 2023, respectively. See Note6, Convertible Notes Payable for further information.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan to obtain such resources for the Company includes obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company.  In addition, profitability will ultimately depend upon the level of revenues received from business operations.  However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION AND USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION OF PRIOR PERIOD PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

FISCAL YEAR END

The Company elected December 31, as its fiscal year ending date.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents at December 31, 2024 and December 31, 2023 were $2,184 and $93, respectively.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

FOREIGN CURRENCY TRANSLATION

The functional currency of our wholly owned subsidiaries is the currency of the primary economic environment in which the Company operates. Assets and liabilities denominated in currencies other than the functional currency are remeasured using the current exchange rate for monetary accounts and historical exchange rates for nonmonetary accounts, with exchange differences on remeasurement included in comprehensive income in our condensed consolidated statements of operations and comprehensive income. Our foreign subsidiaries that utilize foreign currency as their functional currency translate such currency into U.S. dollars using (i) the exchange rate on the balance sheet dates for assets and liabilities, (ii) the average exchange rates prevailing during the period for revenues and expenses, and (iii) historical exchange rates for equity. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive loss within shareholders’ deficit in the condensed consolidated balance sheets.

RELATED PARTIES

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

REVENUE RECOGNITION

Effective January 1, 2021, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company’s initial

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

Revenue is recognized when all of the following criteria are met:

•Identification of the contract, or contracts, with a customer

A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) we determine that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

•Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

•Determination of the transaction price

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer.  Constraints are applied when estimating variable considerations based on historical experience where applicable.

•Allocation of the transaction price to the performance obligations in the contract

All current contracts are of a single performance obligation thus the entire transaction price is allocated to the single performance obligation.  We determine standalone selling price taking into account available information such as historical selling prices of the performance obligation, geographic location, overall strategic objective, market conditions and internally approved pricing guidelines related to the performance obligation.

•Recognition of revenue when, or as, we satisfy performance obligation

We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

The Company generated revenue for the years ended December 31, 2024, and 2023 of $3,600 and $0, respectively. The performance obligation has been met as per ASC 606.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable and restricted cash. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit-quality financial institutions in bank deposits, money market funds, U.S. government securities and other investment grade debt securities that have strong credit ratings. The Company has established guidelines relative to diversification of its cash and marketable securities and their maturities that are intended to secure safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates and changes in the Company’s operations and financial position. Although the Company may deposit its cash and cash equivalents with multiple financial institutions, its deposits, at times, may exceed federally insured limits.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 -Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2 -Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 -Inputs that are both significant to the fair value measurement and unobservable.

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

PROPERTY, PLANT AND EQUIPMENT

Furniture and equipment are stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least Annual or whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  The Company recognized depreciation expenses of $37,452 and $45,936 for the years ending December 31, 2024 and 2023, respectively.

INTANGIBLE ASSETS

The Company’s intellectual property intangible assets primarily include proprietary technologies that facilitate product authentication and data tracking within our blockchain platform. Based on our evaluation under ASC 350, these assets have been determined to have indefinite useful lives, as they are not subject to foreseeable limits on the period over which they contribute to our cash flows. Accordingly, in line with ASC 350-30-35, these assets are not amortized but are subject to annual impairment testing. The Company evaluates these assets for impairment annually or more frequently if events or changes in circumstances indicate a potential impairment.   The balance at December 31, 2024, and December 31, 2023, was $190,000 and $190,000, respectively.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

	December 31, 2024	December 31, 2023
Intellectual property	$190,000	$190,000
Less: Accumulated amortization and impairment	-	-
Totals	$190,000	$190,000

INTANGIBLE ASSETS SKULLYS®, DNATAGS®, AND RELATED TECHNOLOGIES WITHIN GROOVY’S BLOCKCHAIN PLATFORM

Groovy’s intangible assets, SKULLYS® and DNATags®, are integral components of the Company’s proprietary blockchain platform, rather than separate, stand-alone revenue-generating entities. Per ASC 350, the standalone financial reporting of these assets is not appropriate given their inherent functional dependence on the core platform’s operations. Their value proposition is primarily derived from their integration into the blockchain’s functionality, enabling product authentication and comprehensive data tracking. Therefore, as required by ASC 350, presentation of SKULLYS® and DNATags® as distinct assets in the 2024 financials is deemed inappropriate.

Significant retooling and integration efforts focused on aligning SKULLYS®, DNATags®, the CHIMBA Blockchain, and VoyCare (a telemedicine software in development since 2019) with the proprietary blockchain platform over the past 18 months. This integration, per ASC 350, has fundamentally altered these intangible assets’ nature and their operational function within the overall platform. As such, their stand-alone valuation is less significant compared to their value as integral components supporting the platform’s core functions. The retooling significantly impacted the assets’ ability to generate stand-alone revenue and adjusted their measurement criteria per the accounting standards’ guidelines.

Groovy’s 2024 audited financial statements will reflect the integration, presenting the platform-as-a-service (PaaS) and its associated intangible assets (e.g., SKULLYS®, DNATags®) as fundamental components of the company’s operating structure. These elements are not depicted as individual profit centers or separate revenue streams but are considered crucial to the platform’s underlying technology. Their value stems from their integral roles within the platform’s functions, including product authentication, supply chain tracking, and the associated reward systems. This presentation complies with the conceptual framework articulated in ASC 350 and ensures accurate representation of the assets’ impact on the platform’s overall performance and market positioning. The integration impacts their recognition and measurement per the standards’ accounting guidance.

The integration of these technologies into the platform and their altered nature as integral components of the operating platform are critical factors influencing the appropriate accounting treatment under ASC 350. The 2024 financial reporting will incorporate the necessary adjustments, aligning with the guidance provided in the ASC 350 framework regarding the recognition, measurement, and presentation of intangible assets within a technology platform context. Accurate reporting is essential to maintaining transparency and ensuring investor confidence.

The Company’s 2024 financial statements will apply ASC 350 standards consistently with the evolving nature of these intangible assets and the related platforms’ core functionality. Changes in reporting will clarify the integrated nature of these assets and their crucial role in the overall functioning of the platform, ultimately contributing to a more precise and informative financial picture of Groovy’s operations and future potential.

IMPAIRMENT OF LONG- LIVED ASSETS

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.  When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-0 through 15-5, Impairment or Disposal of Long- Lived Assets.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

DERIVATIVE LIABILITIES

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.  At December 31, 2024, and 2023, the Company had $3,122,985 and $2,224,622 derivative liability, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities and net operating loss and tax credit carryforwards given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of December 31, 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has recorded a full valuation allowance against its net deferred tax assets because it is not currently able to conclude that it is more likely than not that these assets will be realized. The amount of deferred tax assets considered to be realizable could be increased in the near term if estimates of future taxable income during the carryforward period are increased.

As of December 31, 2024, the Company had unused net operating loss carry forwards of $2,817,448 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

No deferred tax assets or liabilities were recognized as of December 31, 2024, or 2023.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each year is used to compute basic earnings or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at December 31, 2024, and 2023, respectively.  At December 31, 2024, and 2023, the Company had no dilutive potential common shares.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date.

Share-based expenses were $0 and $0 for the years ending December 31, 2024, and 2023, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of December 31, 2024, and 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for equipment as follows:

	December 31, 2024	December 31, 2023
Property, plant and equipment	$222,681	$222,681
Accumulated depreciation	167,827	130,374
Property, plant and equipment, net accumulated depreciation	$54,854	$92,307

Depreciation expenses for the years ended December 31, 2024, and 2023 were $37,452, and $45,936, respectively.  An accounting adjustment was made for the consolidation of property, plant and equipment.

NOTE 4 - INTANGIBLE PROPERTY

In March of 2019, the Company purchased the rights in the amount of $260,000 to and further developed the Intellectual Property below:

•SKULLYS®

•DNATags®

The Company recorded the property and intangibles as an intangible asset.  The valuation of the properties was booked at Fair Market Value.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

The following table represents the convertible notes payable at Decedmber 31, 2024, and 2023.  Per footnote 2, all convertible notes payable are in default as of December 31, 2024 and 2023, respectively.

Date of Note Issuance	December 31, 2024	December 31, 2023	Maturity Date	Conversion Terms	Name of Noteholder
2/14/17	2,800	2,800	8/14/17	See Footnote 1	Joseph Canouse
12/11/18	5,000	5,000	12/10/19	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
1/10/19	5,000	5,000	1/10/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/11/19	5,000	5,000	2/11/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/21/19	5,000	5,000	10/21/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
11/13/19	6,250	6,250	11/13/20	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
1/13/21	5,000	5,000	1/13/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
2/10/21	27,000	27,000	2/10/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/12/21	104,000	104,000	3/12/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/19/21	104,000	104,000	3/19/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

Date of Note Issuance	December 31, 2024	December 31, 2023	Maturity Date	Conversion Terms	Name of Noteholder
4/9/21	37,000	37,000	4/9/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/21/21	52,000	52,000	4/21/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/10/21	104,000	104,000	5/10/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/27/21	156,000	156,000	5/27/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/18/21	104,000	104,000	6/18/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/3/21	104,000	104,000	8/3/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/5/21	15,000	15,000	10/5/22	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/20/21	100,000	100,000	10/20/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
12/17/21	75,000	75,000	12/17/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
12/30/21	50,000	50,000	12/30/22	See Footnote 1	Carpathia, LLC, Manager Joseph Canouse
3/7/22	100,000	100,000	3/7/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/13/22	50,000	50,000	5/13/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/06/22	38,500	38,500	10/06/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/27/22	16,500	16,500	10/27/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/1/22	30,000	30,000	12/1/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/22/22	49,500	49,500	12/22/23	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/9/23	27,500	27,500	2/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/9/23	22,000	22,000	3/10/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/3/23	26,950	26,950	4/3/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/9/23	22,000	22,000	6/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/23/23	16,500	16,500	6/23/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/1/23	33,000	33,000	8/1/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/21/23	27,500	27,500	8/21/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

Date of Note Issuance	December 31, 2024	December 31, 2023	Maturity Date	Conversion Terms	Name of Noteholder
9/19/23	3,190	3,190	9/19/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/2/23	27,500	27,500	10/2/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/23/23	16,500	16,500	10/23/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
11/9/23	22,000	22,000	11/9/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/11/23	33,000	33,000	12/11/24	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
1/26/24	22,000	0	1/26/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
2/15/24	22,000	0	2/15/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
3/11/24	16,500	0	3/11/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
4/14/24	35,000	0	4/14/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
5/20/24	25,000	0	5/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
6/20/24	22,500	0	6/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
7/26/24	17,500	0	7/26/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
8/20/24	17,500	0	8/20/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
9/19/24	17,500	0	9/19/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
10/31/24	10,000	0	10/31/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/3/24	14,000	0	12/3/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
12/19/24	15,000	0	12/19/25	See Footnote 1	JP Carey Enterprises, Inc. Joseph Canouse, Manager
Sub-totals	$ 1,862,690	$ 1,628,190
Default Principal(2)	$ 1,862,690	$ 1,628,190
Less: Debt Discount	(46,627)	(82,733)
Total Convertible Notes	$ 3,678,753	$ 3,173,647

Footnote 1 -Lowest of 75% of issuance day price or 50% lowest bid price in 30 days prior to conversion

Footnote 2 -Cross-Default. Upon the occurrence and during the continuation of any Event of Default, THE NOTE SHALL BECOME IMMEDIATELY DUE AND PAYABLE AND THE BORROWER SHALL PAY TO THE HOLDER, IN FULL SATISFACTION OF ITS OBLIGATIONS HEREUNDER, AN AMOUNT EQUAL TO 200% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment (the “Mandatory Prepayment Date”) plus (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus (z) any amounts owed to the Holder

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

pursuant to Sections 1.3 and 1.4(g) hereof (the then outstanding principal amount of this Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the “Default Amount”) and all other amounts payable hereunder shall immediately become due and payable, all without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the Holder shall be entitled to exercise all other rights and remedies available at law or in equity.

Below is a sample of the first two notes per the cross-default clause.

		200% of	Accrued	Default	Section
Note	Current	Principal	Interest	Interest	1.3 & 1.4(g) fees	Total Due
Date	Principal	(W)	(X)	(Y)	1 (Z)	(W+X+Y+Z)
2/14/2017	$ 2,800	$ 5,600	$ 2,658	$ 1,646	$ -	$ 9,904
1/10/2019	$ 5,000	$ 10,000	$ 2,985	$ 1,988	$ -	$ 14,973

1 (Z) is unknown and cannot be calculated unless the fees are provided by the lender at conversion.

NOTE 6 - ACCRUED INTERES

The Company’s accrued interest consisted of the following:

	December 31, 2024	December 31, 2023
Carpathia, LLC(1)	$136,334	$84,493
JP Carey, LLC(2)	795,537	488,353
Total Accrued Interest	$931,871	$572,846

1, 2 Accrued interests at December 31, 2024, included default interest at 22%.  All convertible notes are in default per the cross-default clause.

NOTE 7 - DERIVATIVE LIABILITY

The Company’s derivative liabilities consist of convertible notes with variable conversion price provisions. These instruments are classified as derivative liabilities under ASC 815 due to their potential for a variable number of shares upon settlement. The fair value of these derivative liabilities is estimated at initial recognition and remeasured at each reporting date using the Black-Scholes pricing model. Changes in fair value are recorded as derivative income or expense in the statement of operations.  The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument.

A summary of the activity of the derivative liability for the notes above is as follows:

	December 31, 2024	December 31, 2023
Balance at Beginning of period	$2,224,622	$1,805,962
Increase in derivative due to new issuances	1,611,600	561,443
Derivative income due to mark to market adjustment	(713,237)	(142,783)
Balance at end of period	$3,122,985	$2,224,622

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024 and 2023 is as follows:

Inputs	December 31, 2024	December 31, 2023	Initial Valuation
Stock price on the valuation date	$0.00001	$0.00001	$0.0001 – 0.0001
Conversion price	$0.000005	$0.000005	$0.00005
Risk-free interest rate	1.79% - 5.39%	3.36% - 5.27%	2.45% - 5.14%
Years to maturity	0 – 1	0 – 1	1
Volatility (annual)	244%	143%	150% – 480%

NOTE 8 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used due to the new tax law recently enacted.

The provision for Federal income tax consists of the following at December 31:

	2023	2023
Federal income tax benefit attributable to:
Current Operations	$441,000	$296,000
Less: valuation allowance	(441,000)	(296,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at December 31:

	2023	2023
Deferred tax asset attributable to:
Net operating loss carryover	$2,817,448	$2,376,448
Less: valuation allowance	(2,817,448)	(2,376,448)
Net deferred tax asset	$-	$-

At December 31, 2024, the Company had net operating loss carry forwards of approximately $2,817,448 that maybe offset against future taxable income. No tax benefit has been reported in the December 31, 2024, or 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

NOTE 9 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2024 and the year ended December 31, 2023, the company entered into the following related party transactions that exceeded the threshold set forth under Item 404(d)(1) of Regulation S-K for smaller reporting companies.  The calculated threshold for disclosure under Item 404(d)(1) was $2,715, determined as the lesser of $120,000 or 1% of the average of the Company’s total assets at December 31, 2024 and 2023.

EMPLOYMENT AND BOARD OF DIRECTOR AGREEMENTS

On October 1, 2023, the Company executed employment and board of director agreements with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•Mr. Franjose Yglesias, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

•Mr. Kevin Jodrey, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

•Mr. Marc Williams, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

On October 1, 2023 Mr. Franjose Yglesias agreed to accept the Company’s common stock for the forgiveness of $480,800 in accrued compensation.  The shares are to be issued upon successful completion of a form 10 filing and subsequent full reporting status.  The accrued compensation has been reduced by $480,800 and Stock to be issued has been credited in the equity section of the Balance sheet.  The number of shares will be determined at the time of issuance with an aggregate value of $480,00.

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the above-mentioned agreements.  Payments on behalf of the Company and accruals made under contractual obligation are accrued.  As of December 31, 2024, and December 31, 2023, accrued expenses were $562,500 and $112,500, respectively.

NOTE PAYABLE

In support of the Company’s efforts and cash requirements, it has relied on advances from the Chief Executive Officer’s until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support.  All advances made in support of the Company are formalized by demand notes, at a 0.00% annual interest rate.

For the period ended December 31, 2024, and the year ended December 31, 2023, the balance of notes payable-related party was $70,433 and $70,433, respectively.

NOTE 10 - STOCKHOLDERS’ DEFICIENCY

At December 31, 2024, and December 31, 2023, there are 18,436,585,961 and 18,436,585,961 shares of Common stock par value $0.00001, outstanding, respectively.

At December 31, 2024, and December 31, 2023, there are 500,000,000 shares authorized of Preferred “A” Stock, par or stated value: $0.001.  Total Shares Issued & Outstanding was 350,000,000 and 350,000,000, respectively.

WARRANTS AND OPTIONS

The Company has one (1) Warrant outstanding as of December 31, 2024, which contains standard anti-dilution protections in the event of subsequent rights offerings, stock splits, stock dividends or other extraordinary dividends, or other similar changes in the Company’s Common Stock or capital structure, the warrant has no participating rights for any losses: The Warrant was issued in connection with the convertible note executed on June 23, 2023. The Warrant is convertible into the Company’s Common Stock at an Exercise Price equal to $0.0001 of the price per share of the Company’s Common Stock. This warrant contains a cashless exercise provision.

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Notes to the Consolidated Financial Statements

(Audited)

The Company accounts for warrants in accordance with ASC 480, Distinguishing Liabilities from Equity, depending on the specific terms of the warrant agreement. The Company determined the fair value of the warrants using the Black-Scholes pricing model and treated the valuation as equity instruments. The warrants are marked-to-market each reporting period, which will have an impact on earnings. Any future exercises of the warrants will be recorded as cash received and recorded in cash, with a corresponding increase to Common Stock and additional paid-in capital in equity.

As of December 31, 2024, the warrant liability had an initial value of $5,000 based on 100,000,000 shares of Common Stock underlying the Warrant, the following assumptions were observed:

Fair value assumptions – warrant liability	12/31/2024
Risk-free interest rate	5.25%
Expected lives (years)	7.0
Expected price volatility	141.52%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company evaluated its operations subsequent to December 31, 2024, up to the issuance date of these financial statements. Management has determined that no significant events or transactions have occurred subsequent to the consolidated balance sheet date that requires both recognition and disclosure in the consolidated financial statements that have not already been previously disclosed on Forms 8-K and filed with the securities and exchange commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has never been any disagreement with any independent registered public accounting firm that has worked for the Company regarding accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Based on the evaluation as of December 31, 2024, our management, including our Chief Executive Officer and Chief Operations Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Operations Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operations Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by our Auditors, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Operations Officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EMPLOYMENT AND BOARD OF DIRECTOR AGREEMENTS

On October 1, 2023, the Company executed employment and board of director agreements with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•Mr. Franjose Yglesias, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

•Mr. Kevin Jodrey, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

•Mr. Marc Williams, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

On October 1, 2023 Mr. Franjose Yglesias agreed to accept the Company’s common stock for the forgiveness of $480,800 in accrued compensation.  The shares are to be issued upon successful completion of a form 10 filing and subsequent full reporting status.  The accrued compensation has been reduced by $480,800 and Stock to be issued has been credited in the equity section of the Balance sheet.  The number of shares will be determined at the time of issuance with an aggregate value of $480,00.

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the above-mentioned agreements.  Payments on behalf of the Company and accruals made under contractual obligation are accrued.  As of December 31, 2024, and December 31, 2023, accrued expenses were $562,500 and $112,500, respectively.

FRANK YGLESIAS CEO, a seasoned entrepreneur and technology executive with over 35 years of experience spanning the IBM AS400 mainframe era, the dot-com boom, and the blockchain revolution. Co-Founder of Groovy Company, Inc., a pioneering cannabis technology company leveraging blockchain, NFT authentication, and AI to enhance transparency, consumer empowerment, and industry insights within the cannabis sector. Mr. Yglesias spearheads the development and launch of the GROOVY 4IR Ecosystem, a blockchain-based platform designed to revolutionize the cannabis industry. This ecosystem integrates Inter-Blockchain Communication Protocol (IBC) technology, enabling secure NFT authentication and binding of physical assets to digital tokens. Key features include comprehensive genetic libraries, engaging gamified mobile apps, AI-driven analytics for actionable insights, and a P2P marketplace fostering direct consumer interaction.

MARC WILLIAMS COO, is an accomplished business executive with a proven history of establishing and leading successful ventures spanning over 30 years in Canada, the USA, and Colombia. Demonstrating expertise in project development, social capital initiatives, and the strategic application of emerging technologies, he has consistently achieved success across diverse business landscapes.  2017-2023, Mr. Williams has served as the CEO of Planta Vida SAS, a licensed cannabis cultivator with a vast expanse of over 100 hectares Colombia. A visionary in emerging technologies, Mr. Williams co-founded CapturePlay in 2013. With substantial experience in both gaming and cryptocurrency, CapturePlay a tokenized asset skill-based gaming platform which players would purchase their game pieces and to play, bank or sell them to another player and even earn tokens for the game play in CPA offers. Blockchain has grown to track transactions grown to a common solution throughout the web.

KEVIN JODREY CCO, is one of the most well-known growers in Humboldt County and is an internationally respected cannabis expert, known for improving and forwarding the modern cannabis movement. As a world-renowned hunter of ganja genetics, Kevin is fascinated by the search for rare, desirable, and marketable traits.  Kevin is the creator of Port Royal, owner of Wonderland Nursery, and co-founder of The Ganjier. He’s been a cannabis cultivator for decades, running these own operations and offering consulting services to the broader community. He’s spoken at universities, judged at the Emerald Cup, and consulted on cannabis related educational shows for National Geographic and A&E.  Featured in the New York Times, a Pulitzer prize winning Washing Post article, countless other articles, books, and radio and tv shows, he is at the epicenter of the Green Rush (and graces the walls of the Oakland Museum to prove it) and is guiding the industry as it transitions to the Clean Rush - the sustainable movement of regenerating the land naturally through cannabis cultivation.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Name & Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Frank Yglesias, CEO	FY 2024 FY 2023	150,000 150,000						150,000 150,000

Marc Williams, COO	FY 2024 FY 2023	150,000 37,500						150,000 37,500

Kevin Jodrey, CCO	FY 2024 FY 2023	150,000 37,500						150,000 37,500

OUTSTANDING EQUITY AWARDS AT THE END OF THE FISCAL YEAR

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2023, or June 30, 2024.

BONUSES AND DEFERRED COMPENSATION

We do not have a deferred compensation or retirement plan. All decisions regarding compensation, including the payment of bonuses, are determined by our Board of Directors.

OPTIONS AND STOCK APPRECIATION RIGHTS

As of December 31, 2023, and December 31, 2024, no options have been issued.

PAYMENT OF POST-TERMINATION COMPENSATION

We do not have change-in-control agreements with our directors or executive officers.

EMPLOYMENT AGREEMENTS

On October 1, 2023, the Company entered into employment contracts with each of Franjose Yglesias (CEO), Marc Williams (COO), and Kevin Jodrey (CCO). Each of the employment contracts contain an employment term of up to 10 years and contemplate an annual salary of $150,000 per year.

DIRECTOR AGREEMENTS

On October 1, 2023, the Company entered into a Board of Directors Services Agreement with each of Franjose Yglesias, Marc Williams, and Kevin Jodrey. Each agreement contemplates compensation of $150,000 in stock options, payable every 90 days.

BOARD OF DIRECTORS

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serve at the discretion of the Board of Directors.

OUTSTANDING EQUITY AWARDS AT THE END OF THE FISCAL YEAR

We do not have any equity compensation plans and therefore no equity awards are outstanding as of December 31, 2024 and Q1 of 2025.

BONUSES AND DEFERRED COMPENSATION

We do not have a deferred compensation or retirement plan. All decisions regarding compensation, including the payment of bonuses, are determined by our Board of Directors.  Commencing January 1, 2025 the Boards of Directors approved a Bonus to Mr. Franjose “Frank” Yglesias of $50,000.00.

OPTIONS AND STOCK APPRECIATION RIGHTS

Commencing January 1, 2025 the Boards of Directors approved a Stock Awards to Mr. Franjose “Frank” Yglesias of $50,000.00.

PAYMENT OF POST-TERMINATION COMPENSATION

We do not have change-in-control agreements with our directors or executive officers.

EMPLOYMENT AGREEMENTS

On October 1, 2023, the Company entered into employment contracts with each of Franjose Yglesias (CEO), Marc Williams (COO), and Kevin Jodrey (CCO). Each of the employment contracts contain an employment term of up to 10 years and contemplate an annual salary of $150,000 per year.

DIRECTOR AGREEMENTS

On October 1, 2023, the Company entered into a Board of Directors Services Agreement with each of Franjose Yglesias, Marc Williams, and Kevin Jodrey. Each agreement contemplates compensation of $150,000 in stock options, payable every 90 days.

BOARD OF DIRECTORS

Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our officers are elected by and serve at the discretion of the Board of Directors.

OUTSIDE ACTIVITY OF DIRECTORS

Mr. Franjose “Frank” Yglesias currently severs as the CEO of Pineapple Express Cannabis Company.

Mr. Marc Williams, the only director previously involved in blockchain projects (co-founding CapturePlay in 2013), is no longer involved in any blockchain or cryptocurrency projects. Furthermore, current director and employment agreements preclude the directors or C-level employees from engaging in any blockchain or cryptocurrency projects, the company has no other directors with relevant experience in this sector.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Stock as of the date of this filing.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the Securities and Exchange Commission and include voting or investment power with respect to Shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each Shareholder named in the following table possesses sole voting and investment power over their Shares of Stock. Percentage of beneficial ownership before the offering is based on 18,436,585,961 Shares of Common Stock outstanding and 350,000,000 shares of Series A Preferred Stock as of the date of this filing.

Name	Position	Number of Shares	Share Type	Number of Shares	Share	Percent

Franjose Yglesias	CEO, Director	150,000,000	Preferred A	0	Common	30%
Marc Williams	COO, Chairman	150,000,000	Preferred A	0	Common	30%
Kevin Jodrey	CCO, Director	50,000,000	Preferred A	0	Common	10%

No other individual or entity holds more than 5% of common and or preferred.

THE MAILING ADDRESS FOR THESE INDIVIDUALS/ENTITIES:

Franjose Yglesias CEO, Director

Parcelas 46, Conjunto Residencial Santa Maria del Campo Casa 12,

Cota Cundinamarca Republica de Colombia

Marc Williams COO, Chairman

88 Musquodoboit Hbr.

Halifax, Nova Scotia, Canada B0J 2L0

Kevin Jodrey CCO, Director

35 oak street 4

Miranda, CA 95553

The company’s significant foreign operations present challenges in effectuating service of process and enforcing civil liabilities. This includes difficulties in obtaining jurisdiction over the company and its assets in jurisdictions outside the United States. Similarly, the enforcement of judgments or settlements against directors residing outside the U.S. presents challenges due to variations in legal systems and enforcement procedures. The company is aware of these jurisdictional and enforcement complexities and has implemented measures to mitigate these risks.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 10% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the six months ended June 30, 2024, or the year ended December 31, 2023 or in any proposed transaction, which has materially affected or will affect the Company.

However, Franjose Yglesias (CEO), Marc Williams (COO, Director), and Kevin Jodrey (CCO, Director) each own, respectively, 150,000,000 shares, 150,000,000 shares, and 50,000,000 shares of our Series A Preferred Stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed for Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered by the independent registered public audit firm of OLAYINKA OYEBOLA & CO., for the audit of the annual financial statements for the years ended December 31, 2024.

	Year Ended December 31,
	2023	2024
Audit fees (1)	$-	$5,000
Audit-related fees (2)	-	5,000
Tax fees (3)	-	-
All other fees (4)	-	500
Total accounting fees and services	$-	$10,500

1.Fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-K, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

2.Fees for assurance and related services in connection with the performance of the audit or the review of the Company’s financial statements.

3.Fees for professional services with respect to filling on EDGAR, tax compliance, tax advice, and tax planning.

4.Fees for permissible work that does not fall within any of the aforementioned categories of audit fees, audit-related fees, or tax fees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(b) Exhibits.:

Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	XBRL Taxonomy Label Linkbase Document
101. PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Santo Mining Corp

By: /s/ Franjose Yglesias

Name: Franjose Yglesias

Title: Chief Executive Officer

Date: April 15, 2025

Signature	Title	Date

/s/ Franjose Yglesias	Chief Executive Officer	April 15, 2025
Franjose Yglesias	(Principal Executive Officer

/s/ Franjose Yglesias	Chief Financial Officer	April 15, 2025
Franjose Yglesias	(Principal Accounting/Financial Officer)

/s/ Franjose Yglesias	Chairman of the Board	April 15, 2025
Franjose Yglesias