Form 10-K/A
period 2024-12-31
SANTO MINING CORP.
filed 2025-04-17
CIK 1499275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

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

SANTO MINING CORP.

a/k/a GROOVY COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2024

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Santo Mining Corp. (the “Company”) for the period ended December 31, 2024, originally filed on April 15, 2025 (the “Original Filing”), is being filed solely to provide the Form 10-K with Inline XBRL. The Company erroneously submitted the Original Filing without its corresponding XBRL exhibits and is filing this Amendment No. 1 solely to correct this error. Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

The Company’s Principal Executive Officer and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1 and 32.1).

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

SANTO MINING CORP.

d/b/a SANTO BLOCKCHAIN LABS CORP.

Consolidated Statement of Stockholders’ Deficit

For the Period Ended December 31, 2024

(Audited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Capital	Additional Paid in Capital	Stock to be Issued	Accumulated Deficit	Other Comprehensive Income	Total
Balance, December 31, 2022	500,000,000	$500,000	12,943,717,119	$129,437	$1,977,811	$-	$(7,823,618)	$-	$(5,216,370)
Shares issued for debt conversion	-	-	5,492,868,842	54,929	241,177	-	-	-	296,106
Stock to be issued for accrued compensation	-	-	-	-	-	480,800	-	-	480,800
Stock to be issued for cancellation of preferred stock	(150,000,000)	(150,000)	-	-	-	150,000	-	-	-
Original convertible debt discount	-	-	-	-	(70,877)	-	-	-	(70,877)
Issued stock warrants	-	-	-	-	(5,000)	-	-	-	(5,000)
Foreign translation	-	-	-	-	-	-	-	5,025	5,025
Net income (loss)	-	-	-	-	-	-	(1,408,727)	-	(1,408,727)
Balance, December 31, 2023	350,000,000	$350,000	18,436,585,961	$184,366	$2,143,111	$630,800	$(9,232,345)	$5,025	$(5,919,043)
Original convertible debt discount	-	-	-	-	(146,126)	-	-	-	(146,126)
Net income (loss)	-	-	-	-	-	-	(2,106,754)	-	(2,106,754)
Balance, December 31, 2024	350,000,000	$350,000	18,436,585,961	$184,366	$1,996,985	$630,800	$(11,339,099)	$5,025	$(8,171,923)

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

SHARE-BASED EXPENSE

ASC 718, Compensation - Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date.

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

The provision for Federal income tax consists of the following at December 31:

	2024	2023
Federal income tax benefit attributable to:
Current Operations	$441,000	$296,000
Less: valuation allowance	(441,000)	(296,000)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows at December 31:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$2,817,448	$2,376,448
Less: valuation allowance	(2,817,448)	(2,376,448)
Net deferred tax asset	$-	$-

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

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

•Mr. Franjose Yglesias, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

•Mr. Kevin Jodrey, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

•Mr. Marc Williams, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

On October 1, 2023 Mr. Franjose Yglesias agreed to accept the Company’s common stock for the forgiveness of $480,800 in accrued compensation.  The shares are to be issued upon successful completion of a form 10 filing and subsequent full reporting status.  The accrued compensation has been reduced by $480,800 and Stock to be issued has been credited in the equity section of the Balance sheet. The number of shares will be determined at the time of issuance with an aggregate value of $480,800.

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

Santo Mining Corp

By: /s/ Franjose Yglesias

Name: Franjose Yglesias

Title: Chief Executive Officer

Date: April 16, 2025

Signature	Title	Date

/s/ Franjose Yglesias	Chief Executive Officer	April 16, 2025
Franjose Yglesias	(Principal Executive Officer

/s/ Franjose Yglesias	Chief Financial Officer	April 16, 2025
Franjose Yglesias	(Principal Accounting/Financial Officer)

/s/ Franjose Yglesias	Chairman of the Board	April 16, 2025
Franjose Yglesias