Form 10-Q
period 2025-03-31
GROOVY COMPANY, INC.
filed 2025-11-14
CIK 1499275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54938

Groovy Company, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	27-0518586
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

12 Daniel Rd East

Fairfield, NJ 07004

(Address of principal executive offices) (Zip Code)

(404) 734-3277

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 10, 2025, there were 7,384,006 shares of common stock, $0.00001 par value per share, outstanding.

GROOVY COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Groovy Company, Inc., a Wyoming corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the ongoing coronavirus pandemic, the Company’s need for and ability to obtain additional financing, product demand, market and customer acceptance, competition, pricing and development difficulties, as well as general industry and market conditions and growth rates, general economic conditions, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Groovy Company, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,141	$2,184
Total Current Assets	1,141	2,184

Property, plant and equipment, net	45,491	54,854
Intangible assets, net	-	190,000
TOTAL ASSETS	$46,632	$247,038

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	35,637	47,419
Accrued compensation	225,000	562,500
Accrued interest	-	931,871
Convertible note payable, net of discount of $0 and $46,627	44,000	3,678,753
Note payable, related party	3,400	70,433
Derivative liability	-	3,122,985
Warrant liability	-	5,000
Total Current Liabilities	308,037	8,418,961
TOTAL LIABILITIES	308,037	8,418,961

Stockholders’ Deficit
Preferred stock Series A: 500,000,000 shares authorized; $0.001 par value. 500,000,000 and 350,000,000 shares issued and outstanding, respectively	500,000	350,000
Common stock: 20,000,000,000 authorized; $0.00001 par value 18,436,585,961 shares issued and outstanding, respectively	184,366	184,366
Additional paid-in capital	2,123,219	1,996,985
Stock to be issued	630,800	630,800
Accumulated deficit	(3,704,815)	(11,339,099)
Accumulated other comprehensive income	5,025	5,025
Total Stockholders’ Deficit	(261,405)	(8,171,923)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$46,632	$247,038

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	For the Years Ended December 31,
	2024	2023

Revenues	$8,494	$-

Operating Expenses
Contractor cost	25,187	-
Management fees	37,500	112,500
Professional fees	50,241	716
General and administrative expense	16,799	40,944
Rent expense	-	13,111
Depreciation and amortization	9,363	9,363
Total operating expenses	139,090	176,634

Net loss from operations	(130,596)	(176,634)

Other income (expense)
Other income (loss)	-	119
Interest expense	-	(49,616)
Amortization of debt discount	-	(24,005)
Default interest expense	-	(94,694)
Change in derivative	-	30,210
Gain related to SPA with PNXP	7,772,404	-
Income taxes	-	-
Total income (expense)	7,772,404	(137,986)

Net income (loss)	$7,641,808	$(314,620)

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of shares outstanding	18,436,585,961	18,436,585,961

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Consolidated Condensed Statement of Stockholders’ Equity

(Unaudited)

For the three month periods ended March 31, 2025 and 2024

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Capital	Additional Paid in Capital	Stock to be Issued	Accumulated Deficit	Other Comprehensive Income	Total
Balance, December 31, 2023	350,000,000	$350,000	18,436,585,961	$184,366	$2,143,111	$630,800	$(9,232,113)	$5,025	$(5,918,811)
Original convertible debt discount	-	-	-	-	(20,175)	-	-	-	(20,175))
Net income (loss)	-	-	-	-	-	-	(319,877)	-	(319,877)
Balance, March 31, 2024	350,000,000	$350,000	18,436,585,961	$184,366	$2,122,936	$630,800	$(9,551,990)	$5,025	$(6,258,863)

Balance, December 31, 2024	350,000,000	$350,000	18,436,585,961	$184,366	1,996,985	$630,800	$(11,339,099)	$5,025	$(8,171,923)
Executed SPA with PNXP	150,000,000	150,000	-	-	126,234	-	-	-	268,710
Net income (loss)	-	-	-	-	-	-	7,641,808	-	7,641,808
Balance, March 31, 2025	500,000,000	$500,000	18,436,585,961	$184,366	$1,996,985	$630,800	$(3,704,815)	$5,025	$(261,405)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,641,808	$(314,620)
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives	-	(30,210)
Amortization of debt discount	-	24,005
Depreciation and amortization	9,363	9,364
Gain on extinguishment of debt	(7,772,404)	-
Change in assets and liabilities:
Accounts payable and accrued expenses	(11,782)	-
Accrued compensation	(337,500)	112,500
Accrued interest	(931,871)	144,310
Net Cash (used in) provided by operating activities	(1,402,386)	(54,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (payments) notes payable, related party	190,000	-
Proceeds from SPA with PNXP	1,211,343	-
Net Cash provided by investing activates	1,401,343	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) convertible notes payable	-	55,000
Net Cash provided by financing activates	-	55,000

Foreign currency translation	-	(1)

Net change in cash and cash equivalents	(1,043)	348
Cash and cash equivalents Beginning of period	2,184	93
Cash and cash equivalents End of period	$1,141	$441

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Notes to the Unaudited Consolidated Condensed Financial Statements

March 31, 2025

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Groovy Company, Inc. (“the Company”) was incorporated in the State of Nevada on July 8, 2009, under the name Santa Pita Corp. The Company’s original mission was to operate an internet portal for dentists and patients to access dental information, as well as a teeth-whitening business.

On July 30, 2012, the Company redirected its focus toward precious metal exploration and mining. Mineral exploration commenced with the execution of a mineral claim acquisition agreement between GEXPLO, SRL (the “Vendor”) and the Company, whereby the Company agreed to acquire from the Vendor a one hundred percent interest in a claim located in the Dominican Republic. Concurrent with this strategic shift, the Company was renamed Santo Mining Corp.

On April 2, 2015, Santo Mining Corp. entered into a “Plan of Exchange” Agreement with Cathay Cigars of Asia Corporation (“Cathay”), a Florida corporation. Pursuant to the terms of this agreement, the Company agreed to acquire 100% of the capital stock of Cathay in exchange for the issuance of 300,000 shares of Series A Preferred Stock of the Company, effectively transferring majority voting power to Cathay.

Santo Mining Corp. redomiciled to the State of Florida in July 2015. From July 2015 to August 2017, the Company evolved from an exporter and distributor of cigars and tobacco to Asia into a software development company specializing in blockchain and cryptocurrency NFTs, operating from Ho Chi Minh City (Saigon), Vietnam.

In July 2021, the Company redomiciled to the State of Wyoming, where it maintains an active business registration in good standing. Concurrently, the Company relocated its operational headquarters from Ho Chi Minh City (Saigon), Vietnam, to Medellín-Bogotá, Colombia. Through its subsidiary, Santo Blockchain Labs of Colombia, S.A.S., the Company continued its principal focus on blockchain, cryptography, artificial intelligence, web3, and fourth industrial revolution (4IR) software development.

On February 7, 2024, the Company filed with the State of Wyoming to change its name from Santo Mining Corp. to Groovy Company, Inc.

On February 19, 2025, the Company entered into an Exchange Agreement with Pineapple Express Cannabis Company. Under this agreement, the Company exchanged all its assets for an 87% controlling interest in Pineapple Express Cannabis Company. The Company will maintain and continue to develop the Groovy Platform as a Service (PaaS) for Pineapple Express Cannabis Company.

Currently, the Company has focused its endeavors on the development and operation of OTCM Protocol, a blockchain-based platform that creates digital meme tokens referred to as Security Meme Tokens that are backed by Series “M” Preferred Shares of over-the-counter traded companies. Our goal is to combine traditional securities custody with blockchain tokenization.

The Company has one other subsidiary, BlackFlamingo Ventures, LLC (Florida). This subsidiary focuses on providing essential administrative and logistical support for the Company’s operations. Its specialization in Latin America, Asia, and USA has a focus on facilitating cross-border transactions, navigating international regulations, and managing supply chain logistics.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at March 31, 2025 and December 31, 2024 were $1,141 and $2,184, respectively.

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

Revenue Recognition

Effective January 1, 2021, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which is effective for public business entities with annual reporting periods beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five-step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures and there was no cumulative effect of the adoption of ASC 606.

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

The Company generated revenue for the three months ended March 31, 2025, and 2024 of $8,494 and $0, respectively. The performance obligation has been met as per ASC 606.

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Property, Plant and Equipment

Furniture and equipment are stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least Annual or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company recognized depreciation expenses of $9,363 and $9,363 for the months ending March 31, 2025 and 2024, respectively.

Intangible Assets

The Company’s intellectual property intangible assets primarily include proprietary technologies that facilitate product authentication and data tracking within our blockchain platform. Based on our evaluation under ASC 350, these assets have been determined to have indefinite useful lives, as they are not subject to foreseeable limits on the period over which they contribute to our cash flows. Accordingly, in line with ASC 350-30-35, these assets are not amortized but are subject to annual impairment testing. The Company evaluates these assets for impairment annually or more frequently if events or changes in circumstances indicate a potential impairment. The balance at March 31, 2025, and December 31, 2024, was $0 and $190,000, respectively.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at March 31, 2025 and for the related periods presented.

	March 31, 2024	December 31, 2024
Intellectual property	$-	$190,000
Less: Accumulated amortization and impairment	-	-
Totals	$-	$190,000

Derivative Liabilities

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument. At March 31, 2025, and December 31, 2024, the Company had $0 and $3,122,985 derivative liability, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of March 31, 2025.

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

As of March 31, 2025, the Company had unused net operating loss carry forwards of $541,448 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

No deferred tax assets or liabilities were recognized as of March 31, 2025, or 2024.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2025, and 2024, respectively. At March 31, 2025, and 2024, the Company had no dilutive potential common shares.

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

Share-based expenses were $0 and $0 for the three months ending March 31, 2025, and 2024, respectively.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2025, and 2024.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for equipment as follows:

	March 31, 2025	December 31, 2024
Property, plant and equipment	$222,681	$222,681
Accumulated depreciation	177,191	167,827
Property, plant and equipment, net accumulated depreciation	$45,491	$54,854

Depreciation expenses for the three months ended March 31, 2025, and 2024 were $9,363, and $9,363, respectively. An accounting adjustment was made for the consolidation of property, plant and equipment.

NOTE 4 - INTANGIBLE PROPERTY

In March of 2025, the Company sold the rights in the amount of $190,000 to Pineapple Express (PNXP) to further developed the Intellectual Property below:

•SKULLYS®

•DNATags®

The Company recorded the property and intangibles as an intangible asset. The valuation of the properties was booked at Fair Market Value.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

At March 31, 2025 the balance of convertible notes payable were $44,000. Convertible notes at December 31, 2024 of $3,678,753 were sold to Pineapple Express (PNXP) as a part of the Share Purchase Agreement.

NOTE 6 - ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	March 31, 2025	December 31, 2024
Carpathia, LLC(1)	$-	$136,334
JP Carey, LLC(2)	-	795,537
Total Accrued Interest	$-	$931,871

1, 2 Accrued interests at December 31, 2024, was included in the Pineapple Express (PNXP) share purchase agreement.

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

A summary of the activity of the derivative liability for the notes above is as follows:

	March 31, 2025	December 31, 2024
Balance at Beginning of period	$-	$2,224,622
Increase in derivative due to new issuances	-	1,611,600
Derivative income due to mark to market adjustment	-	(713,237)
Balance at end of period	$-	$3,122,985

NOTE 8 - RELATED PARTY TRANSACTIONS

EMPLOYMENT AND BOARD OF DIRECTOR AGREEMENTS

On October 1, 2023, the Company executed employment and board of director agreements with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•Mr. Franjose Yglesias, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the above-mentioned agreements.  Payments on behalf of the Company and accruals made under contractual obligation are accrued. As of March 31, 2025, and December 31, 2024, accrued expenses were $225,000 and $562,500, respectively.

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

For the period ended March 31, 2025, and the year ended December 31, 2024, the balance of notes payable-related party was $3,400 and $70,433, respectively.

NOTE 9 - STOCKHOLDERS’ DEFICIENCY

At March 31, 2024, and December 31, 2024, there are 18,436,585,961 and 18,436,585,961 shares of Common stock par value $0.00001, outstanding, respectively.

At March 31, 2025, and December 31, 2024, there are 500,000,000 shares authorized of Preferred “A” Stock, par or stated value: $0.001. Total Shares Issued & Outstanding was 500,000,000 and 350,000,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

The Company implemented a 1-for-2,500 Reverse Split of the Company’s common stock (the “Reverse Split”) effective as of the close of business on May 6, 2025. As a result, every 2,500 pre-Reverse Split shares of common stock outstanding will automatically combine into one new share of post-Reverse Split common stock without any action on the part of the holders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Company Overview

Groovy Company, Inc. (“the Company”) was incorporated in the State of Nevada on July 8, 2009, under the name Santa Pita Corp. The Company’s original mission was to operate an internet portal for dentists and patients to access dental information, as well as a teeth-whitening business.

On July 30, 2012, the Company redirected its focus toward precious metal exploration and mining. Mineral exploration commenced with the execution of a mineral claim acquisition agreement between GEXPLO, SRL (the “Vendor”) and the Company, whereby the Company agreed to acquire from the Vendor a one hundred percent interest in a claim located in the Dominican Republic. Concurrent with this strategic shift, the Company was renamed Santo Mining Corp.

On April 2, 2015, Santo Mining Corp. entered into a “Plan of Exchange” Agreement with Cathay Cigars of Asia Corporation (“Cathay”), a Florida corporation. Pursuant to the terms of this agreement, the Company agreed to acquire 100% of the capital stock of Cathay in exchange for the issuance of 300,000 shares of Series A Preferred Stock of the Company, effectively transferring majority voting power to Cathay.

Santo Mining Corp. redomiciled to the State of Florida in July 2015. From July 2015 to August 2017, the Company evolved from an exporter and distributor of cigars and tobacco to Asia into a software development company specializing in blockchain and cryptocurrency NFTs, operating from Ho Chi Minh City (Saigon), Vietnam.

In July 2021, the Company redomiciled to the State of Wyoming, where it maintains an active business registration in good standing. Concurrently, the Company relocated its operational headquarters from Ho Chi Minh City (Saigon), Vietnam, to Medellín-Bogotá, Colombia. Through its subsidiary, Santo Blockchain Labs of Colombia, S.A.S., the Company continued its principal focus on blockchain, cryptography, artificial intelligence, web3, and fourth industrial revolution (4IR) software development.

On February 7, 2024, the Company filed with the State of Wyoming to change its name from Santo Mining Corp. to Groovy Company, Inc.

On February 19, 2025, the Company entered into an Exchange Agreement with Pineapple Express Cannabis Company. Under this agreement, the Company exchanged all its assets for an 87% controlling interest in Pineapple Express Cannabis Company. The Company will maintain and continue to develop the Groovy Platform as a Service (PaaS) for Pineapple Express Cannabis Company.

Currently, the Company has focused its endeavors on the development and operation of OTCM Protocol, a blockchain-based platform that creates digital meme tokens referred to as Security Meme Tokens that are backed by Series “M” Preferred Shares of over-the-counter traded companies. Our goal is to combine traditional securities custody with blockchain tokenization.

The Company has one other subsidiary, BlackFlamingo Ventures, LLC (Florida). This subsidiary focuses on providing essential administrative and logistical support for the Company’s operations. Its specialization in Latin America, Asia, and USA has a focus on facilitating cross-border transactions, navigating international regulations, and managing supply chain logistics.

Results of Operations for the three months ended March 31, 2025 and 2024:

Revenue and cost of goods sold

For the three months ended March 31, 2025 and 2024, the company generated revenues of $8,494 and $0, respectively.

Operating expenses

Total expenses for the three months ended March 31, 2025 and 2024 were $139,090 and $176,634, respectively. The expenses for the three months ended March 31, 2025 and 2024 consisted of contractor cost of $25,187 and $0, respectively; management compensation of $37,500 and $112,500 respectively; professional fees of $50,241 and $716, respectively; general and administrative costs of $16,799 and $40,944, respectively and rent expense of $0 and $13,111, respectively and depreciation expense of $9,363 and 9,363, respectively.

Other income (loss) for the three months ended March 31, 2025 and 2024 was $7,641,808 and ($314,620), respectively.

Net Loss

The net income (loss) for the three months ended March 31, 2025 and 2024 was $7,641,808 and ($314,620) respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of March 31, 2025, the Company had $1,141 in cash and cash equivalents. The Company generated $8,494 in revenues and has relied primarily upon capital generated from public and private offerings of its securities.

The Company sustained a (loss) from operations of ($130,596) for the three months ending March 31, 2025. The Company has accumulated losses totaling $3,704,815 at March 31, 2025. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through our borrowing and the support of our shareholders. At March 31, 2025, we had a working capital deficit of $306,896.  Our working capital deficit is due to the results of operations.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Cash flows from operating activities	$(1,402,386)	$(54,651)
Cash flows from investing activities	$1,401,343	$-
Cash flows from financing activities	$-	$55,000

Going Concern

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a public reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations. Accordingly, the Company’s management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash- flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated minimal revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders

Subsequent Events

The Company implemented a 1-for-2,500 Reverse Split of the Company’s common stock (the “Reverse Split”) effective as of the close of business on May 6, 2025. As a result, every 2,500 pre-Reverse Split shares of common stock outstanding will automatically combine into one new share of post-Reverse Split common stock without any action on the part of the holders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the

Company’s internal control over financial reporting as of March 31, 2025 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of March 31, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts. \

3.We did not implement appropriate information technology controls – As of March 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company has concluded that the internal control over financial reporting is ineffective in 2023 because of the material weakness identified by our independent auditor.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in ordinary routine litigation typical for companies engaged in our line of business. As of the date of this Quarterly Report on Form 10-Q, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company that we believe would be likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide disclosure pursuant to this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

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

Groovy Company, Inc.

Dated: November 13, 2025	/s/ Berge Abajian
Berge Abajian
Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)