Form 10-Q
period 2025-06-30
GROOVY COMPANY, INC.
filed 2025-11-24
CIK 1499275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 20, 2025, there were 7,384,006 shares of common stock, $0.00001 par value per share, outstanding.

GROOVY COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2025

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Groovy Company, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,679	$2,184
Total Current Assets	1,679	2,184

Property, plant and equipment, net	36,127	54,854
Intangible assets, net	-	190,000
TOTAL ASSETS	$37,806	$247,038

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	35,637	47,419
Accrued compensation	262,500	562,500
Accrued interest	-	931,871
Convertible note payable, net of discount of $0 and $46,627	133,500	3,678,753
Note payable, related party	5,162	70,433
Derivative liability	-	3,122,985
Warrant liability	-	5,000
Total Current Liabilities	436,799	8,418,961
TOTAL LIABILITIES	436,799	8,418,961

Stockholders’ Deficit
Preferred stock Series A: 500,000,000 shares authorized; $0.001 par value. 500,000,000 and 350,000,000 shares issued and outstanding, respectively	500,000	350,000
Common stock: 20,000,000,000 authorized; $0.00001 par value 7,384,006 shares issued and outstanding, respectively	74	74
Additional paid-in capital	2,307,511	2,181,277
Stock to be issued	630,800	630,800
Accumulated deficit	(3,842,403)	(11,339,099)
Accumulated other comprehensive income	5,025	5,025
Total Stockholders’ Deficit	(398,993)	(8,171,923)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,806	$247,038

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues
Sales	$3,182	$1,250	$11,676	$1,250
Cost of goods sold	1,500	-	1,500	-
Gross Profit	1,682	1,250	10,176	1,250

Operating Expenses
Contractor cost	38,074	30,277	63,261	30,277
Management fees	37,500	112,500	75,000	225,000
Professional fees	37,705	5,506	87,946	6,222
General and administrative expense	16,628	25,064	33,427	66,008
Rent expense	-	2,460	-	15,571
Depreciation expense	9,363	9,363	18,726	18,726
Total operating expenses	139,270	185,170	278,360	361,804

Net loss from operations	(137,588)	(183,920)	(268,184)	(360,554)

Other income (expense)
Other income (loss)	-	196	-	315
Interest expense	-	(52,082)	-	(101,698)
Amortization of debt discount	-	992	-	(23,013)
Default interest expense	-	(118,231)	-	(212,925)
Gain on SPA with PNXP	-	-	7,772,404	-
Change in derivative	-	(804,583)	-	(774,373)
Income taxes	-	-	-	-
Total other income (expense)	-	(973,708)	7,772,404	(1,111,694)

Net income (loss)	$(137,588)	$(1,157,628)	$7,504,220	$(1,472,248)

Basic and diluted loss per share	$(0.02)	$(0.16)	$1.02	$(0.20)

Weighted average number of shares outstanding	7,384,006	7,384,006	7,384,006	7,384,006

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Consolidated Condensed Statement of Stockholders’ Equity

(Unaudited)

For the three and six month periods ended June 30, 2025 and 2024

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Capital	Additional Paid in Capital	Stock to be Issued	Accumulated Deficit	Other Comprehensive Income	Total
2024
Balance, December 31, 2023	350,000,000	$350,000	7,384,006	$74	$2,327,403	$630,800	$(9,232,113)	$5,025	$(5,918,811)
Original convertible debt discount	-	-	-	-	(20,175)	-	-	-	(20,175))
Net loss	-	-	-	-	-	-	(319,877)	-	(319,877)
Balance, March 31, 2024	350,000,000	350,000	7,384,006	74	2,307,228	630,800	(9,551,990)	5,025	(6,258,863)
Original convertible debt discount	-	-	-	-	(62,536)	-	-	-	(62,536)
Net loss	-	-	-	-	-	-	(1,157,628)	-	(1,157,628)
Balance, June 30, 2024	350,000,000	$350,000	7,384,006	$74	$2,244,692	$630,800	$(10,709,618)	$5,025	$(7,479,027)
2025
Balance, December 31, 2024	350,000,000	$350,000	7,384,006	$74	2,181,277	$630,800	$(11,339,099)	$5,025	$(8,171,923)
Executed SPA with PNXP	150,000,000	150,000	-	-	126,234	-	-	-	268,710
Net income	-	-	-	-	-	-	7,641,808	-	7,641,808
Balance, March 31, 2025	500,000,000	500,000	7,384,006	74	2,307,511	630,800	(3,704,815)	5,025	(261,405)
Net loss	-	-	-	-	-	-	(137,588)	-	(137,588)
Balance, June 30, 2025	500,000,000	$500,000	7,384,006	$74	$2,307,511	$630,800	$(3,842,403)	$5,025	$(398,993)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,504,220	$(1,472,248)
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives	-	774,373
Amortization of debt discount	-	23,013
Depreciation and amortization	18,727	18,727
Gain on extinguishment of debt	(7,772,404)	-
Change in assets and liabilities:
Accounts payable and accrued expenses	(11,782)	-
Accrued compensation	(300,000)	225,000
Accrued interest	(931,871)	314,623
Net Cash (used in) provided by operating activities	(1,493,110)	(116,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (payments) notes payable, related party	190,000	-
Proceeds from SPA with PNXP	1,213,105	-
Net Cash provided by investing activates	1,403,105	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) convertible notes payable	89,500	127,000
Net Cash provided by financing activates	89,500	127,000

Foreign currency translation	-	(1)

Net change in cash and cash equivalents	(505)	10,487
Cash and cash equivalents Beginning of period	2,184	93
Cash and cash equivalents End of period	$1,679	$11,080

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Notes to the Unaudited Consolidated Condensed Financial Statements

June 30, 2025

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Groovy Company, Inc. (the “Company”) was incorporated in the State of Nevada on July 8, 2009, under the name Santa Pita Corp. The Company’s original mission was to operate an internet portal for dentists and patients to access dental information, as well as a teeth-whitening business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at June 30, 2025 and December 31, 2024 were $1,679 and $2,184, respectively.

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

The Company generated revenue for the six months ended June 30, 2025, and 2024 of $11,676 and $1,250, respectively. The performance obligation has been met as per ASC 606.

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Property, Plant and Equipment

Furniture and equipment are stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least Annual or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company recognized depreciation expenses of $18,726 and $18,726 for the months ending June 30, 2025 and 2024, respectively.

Intangible Assets

The Company’s intellectual property intangible assets primarily include proprietary technologies that facilitate product authentication and data tracking within our blockchain platform. Based on our evaluation under ASC 350, these assets have been determined to have indefinite useful lives, as they are not subject to foreseeable limits on the period over which they contribute to our cash flows. Accordingly, in line with ASC 350-30-35, these assets are not amortized but are subject to annual impairment testing. The Company evaluates these assets for impairment annually or more frequently if events or changes in circumstances indicate a potential impairment. The balance at June 30, 2025, and December 31, 2024, was $0 and $190,000, respectively.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at June 30, 2025 and for the related periods presented.

	June 30, 2025	December 31, 2024
Intellectual property	$-	$190,000
Less: Accumulated amortization and impairment	-	-
Totals	$-	$190,000

Derivative Liabilities

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument. At June 30, 2025, and December 31, 2024, the Company had $0 and $3,122,985 derivative liability, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of June 30, 2025.

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

As of June 30, 2025, the Company had unused net operating loss carry forwards of $541,448 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

No deferred tax assets or liabilities were recognized as of June 30, 2025, or 2024.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at June 30, 2025, and 2024, respectively. At June 30, 2025, and 2024, the Company had no dilutive potential common shares.

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

Share-based expenses were $0 and $0 for the three months ending June 30, 2025, and 2024, respectively.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of June 30, 2025, and 2024.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for equipment as follows:

	June 30, 2025	December 31, 2024
Property, plant and equipment	$222,681	$222,681
Accumulated depreciation	186,554	167,827
Property, plant and equipment, net accumulated depreciation	$36,127	$54,854

Depreciation expenses for the six months ended June 30, 2025, and 2024 were $18,726, and $18,726, respectively. An accounting adjustment was made for the consolidation of property, plant and equipment.

NOTE 4 - INTANGIBLE PROPERTY

In March of 2025, the Company sold the rights in the amount of $190,000 to Pineapple Express (PNXP) to further developed the Intellectual Property below:

•SKULLYS®

•DNATags®

The Company recorded the property and intangibles as an intangible asset. The valuation of the properties was booked at Fair Market Value.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

At June 30, 2025 the balance of convertible notes payable were $133,500. Convertible notes at December 31, 2024 of $3,678,753 were sold to Pineapple Express (PNXP) as a part of the Share Purchase Agreement.

NOTE 6 - ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	June 30, 2025	December 31, 2024
Carpathia, LLC(1)	$-	$136,334
JP Carey, LLC(2)	-	795,537
Total Accrued Interest	$-	$931,871

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

A summary of the activity of the derivative liability for the notes above is as follows:

	June 30, 2025	December 31, 2024
Balance at Beginning of period	$-	$2,224,622
Increase in derivative due to new issuances	-	1,611,600
Derivative income due to mark to market adjustment	-	(713,237)
Balance at end of period	$-	$3,122,985

NOTE 8 - RELATED PARTY TRANSACTIONS

EMPLOYMENT AND BOARD OF DIRECTOR AGREEMENTS

On October 1, 2023, the Company executed employment and board of director agreements with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•Mr. Franjose Yglesias, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the above-mentioned agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued. As of June 30, 2025, and December 31, 2024, accrued expenses were $262,500 and $562,500, respectively.

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

For the period ended June 30, 2025, and the year ended December 31, 2024, the balance of notes payable-related party was $5,162 and $70,433, respectively.

NOTE 9 - STOCKHOLDERS’ DEFICIENCY

The Company implemented a 1-for-2,500 Reverse Split of the Company’s common stock (the “Reverse Split”) effective as of the close of business on May 6, 2025. As a result, every 2,500 pre-Reverse Split shares of common stock outstanding will automatically combine into one new share of post-Reverse Split common stock without any action on the part of the holders.

At June 30, 2024, and December 31, 2024, there are 7,384,006 and 7,384,006 shares of Common stock par value $0.00001, outstanding, respectively.

At June 30, 2025, and December 31, 2024, there are 500,000,000 shares authorized of Preferred “A” Stock, par or stated value: $0.001. Total Shares Issued & Outstanding was 500,000,000 and 350,000,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company has analyzed its operations subsequent to June 30, 2025, through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed below.

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

Results of Operations for the three months ended June 30, 2025 and 2024:

Revenue and cost of goods sold

For the three months ended June 30, 2025 and 2024, the company generated revenues of $3,182 and $1,250, respectively.

Operating expenses

Total expenses for the three months ended June 30, 2025 and 2024 were $139,270 and $185,164, respectively. The expenses for the three months ended June 30, 2025 and 2024 consisted of contractor cost of $38,074 and $30,271, respectively; management compensation of $37,500 and $112,500 respectively; professional fees of $37,705 and $5,506, respectively; general and administrative costs of $16,628 and $25,064, respectively and rent expense of $0 and $2,460, respectively and depreciation expense of $9,363 and 9,363, respectively.

Other income (loss) for the three months ended June 30, 2025 and 2024 was $0 and ($973,708), respectively.

Net Loss

The net loss for the three months ended June 30, 2025 and 2024 was $137,588 and $1,157,622, respectively.

Results of Operations for the six months ended June 30, 2025 and 2024:

Revenue and cost of goods sold

For the six months ended June 30, 2025 and 2024, the company generated revenues of $11,676 and $1,250, respectively.

Operating expenses

Total expenses for the six months ended June 30, 2025 and 2024 were $278,360 and $361,798, respectively. The expenses for the six months ended June 30, 2025 and 2024 consisted of contractor cost of $63,261 and $30,271, respectively; management compensation of $75,000 and $225,000 respectively; professional fees of $87,946 and $6,222, respectively; general and administrative costs of $33,427 and $66,008, respectively and rent expense of $0 and $15,571, respectively and depreciation expense of $18,726 and 18,726, respectively.

Other income (loss) for the six months ended June 30, 2025 and 2024 was $7,772,404 and ($1,111,694), respectively.

Net Income (Loss)

The net income (loss) for the six months ended June 30, 2025 and 2024 was $7,504,220 and ($1,472,242), respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of June 30, 2025, the Company had $1,679 in cash and cash equivalents. The Company generated $11,676 in revenues and has relied primarily upon capital generated from public and private offerings of its securities.

The Company sustained a loss from operations of $268,184 for the six months ending June 30, 2025. The Company has accumulated losses totaling $3,842,403 at June 30, 2025. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through our borrowing and the support of our shareholders. At June 30, 2025, we had a working capital deficit of $435,120.  Our working capital deficit is due to the results of operations.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Cash flows from operating activities	$(1,493,110)	$(116,512)
Cash flows from investing activities	$1,403,105	$-
Cash flows from financing activities	$89,500	$127,500

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls – As of June 30, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As of June 30, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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