Form 10-Q
period 2025-09-30
GROOVY COMPANY, INC.
filed 2026-03-12
CIK 1499275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of March 10, 2026, there were 7,384,006 shares of common stock, $0.00001 par value per share, outstanding.

GROOVY COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Groovy Company, Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

	Sept. 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$3,133	$2,184
Total Current Assets	3,133	2,184

Property, plant and equipment, net	-	54,854
Intangible assets, net	-	190,000
TOTAL ASSETS	$3,133	$247,038

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	35,637	47,419
Accrued compensation	112,500	562,500
Accrued interest	-	931,871
Convertible note payable, net of discount of $0 and $46,627	45,000	3,678,753
Note payable, related party	9,021	70,433
Derivative liability	-	3,122,985
Warrant liability	-	5,000
Total Current Liabilities	202,158	8,418,961
TOTAL LIABILITIES	202,158	8,418,961

Stockholders’ Deficit
Preferred stock Series A: 500,000,000 shares authorized; $0.001 par value. 500,000,000 and 350,000,000 shares issued and outstanding, respectively	500,000	350,000
Common stock: 20,000,000,000 authorized; $0.00001 par value 7,384,006 shares issued and outstanding, respectively	74	74
Additional paid-in capital	2,307,511	2,181,277
Stock to be issued	630,800	630,800
Accumulated deficit	(3,642,435)	(11,339,099)
Accumulated other comprehensive income	5,025	5,025
Total Stockholders’ Deficit	(199,025)	(8,171,923)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,133	$247,038

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues
Sales	$-	$1,350	$11,676	$2,600
Cost of goods sold	-	-	1,500	-
Gross Profit	-	1,350	10,176	2,600

Operating Expenses
Contractor cost	28,187	24,910	63,261	55,181
Management fees	75,000	112,500	150,000	337,500
Professional fees	11,962	14,430	87,946	20,652
General and administrative expense	19,125	6,631	33,427	72,639
Rent expense	-	5,141	-	20,718
Depreciation expense	-	9,363	18,726	28,089
Total operating expenses	134,274	172,975	353,360	534,779

Net loss from operations	(134,274)	(171,625)	(343,184)	(532,179)

Other income (expense)
Other income (loss)	-	14	-	329
Interest expense	-	(53,988)	-	(155,686)
Amortization of debt discount	-	(23,275)	-	(46,288)
Default interest expense	-	(90,310)	-	(303,235)
Gain on SPA with PNXP	-	-	7,772,404	-
Change in derivative	-	45,940	-	(728,433)
Income taxes	-	-	-	-
Total other income (expense)	-	(121,619)	7,772,404	(1,233,313)

Net income (loss)	$(134,274)	$(293,244)	$7,429,220	$(1,765,492)

Basic and diluted loss per share	$(0.02)	$(0.04)	$1.01	$(0.24)

Weighted average number of shares outstanding	7,384,006	7,384,006	7,384,006	7,384,006

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Consolidated Condensed Statement of Stockholders’ Equity

(Unaudited)

For the three and nine month periods ended September 30, 2025 and 2024

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Capital	Additional Paid in Capital	Stock to be Issued	Accumulated Deficit	Other Comprehensive Income	Total
2024
Balance, December 31, 2023	350,000,000	$350,000	7,384,006	$74	$2,327,403	$630,800	$(9,232,113)	$5,025	$(5,918,811)
Original convertible debt discount	-	-	-	-	(20,175)	-	-	-	(20,175))
Net loss	-	-	-	-	-	-	(314,620)	-	(314,620)
Balance, March 31, 2024	350,000,000	350,000	7,384,006	74	2,307,228	630,800	(9,546,733)	5,025	(6,253,606)
Original convertible debt discount	-	-	-	-	(62,536)	-	-	-	(62,536)
Net loss	-	-	-	-	-	-	(1,157,628)	-	(1,157,628)
Balance, June 30, 2024	350,000,000	350,000	7,384,006	74	2,244,692	630,800	(10,704,361)	5,025	(7,473,770)
Net loss	-	-	-	-	-	-	(293,244)	-	(293,244)
Balance, Sept. 30, 2024	350,000,000	$350,000	7,384,006	$74	$2,244,692	$630,800	$(10,997,605)	$5,025	$(7,767,014)

2025
Balance, December 31, 2024	350,000,000	$350,000	7,384,006	$74	2,181,277	$630,800	$(11,339,099)	$5,025	$(8,171,923)
Executed SPA with PNXP	150,000,000	150,000	-	-	126,234	-	-	-	268,710
Net income	-	-	-	-	-	-	7,641,808	-	7,641,808
Balance, March 31, 2025	500,000,000	500,000	7,384,006	74	2,307,511	630,800	(3,704,815)	5,025	(261,405)
Net loss	-	-	-	-	-	-	274,968	-	274,968
Balance, June 30, 2025	500,000,000	500,000	7,384,006	74	2,307,511	630,800	(3,429,847)	5,025	13,563
Net loss	-	-	-	-	-	-	(212,588)		(212,588)
Balance, Sept. 30, 2025	500,000,000	$500,000	7,384,006	$74	$2,307,511	$630,800	$(3,642,435)	$5,025	$(199,025)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,429,220	$(1,765,492)
Adjustment to reconcile net loss to net cash provided in operations:
Change in fair market value of derivatives	-	728,433
Amortization of debt discount	-	46,288
Depreciation and amortization	18,727	28,090
Gain on extinguishment of debt	(7,772,404)	-
Change in assets and liabilities:
Accounts payable and accrued expenses	(11,782)	-
Accrued compensation	(225,000)	337,500
Accrued interest	(931,871)	458,921
Other cash receipts	1,454	-
Net Cash (used in) provided by operating activities	(1,491,656)	(166,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds (payments) notes payable, related party	190,000	-
Proceeds from SPA with PNXP	1,213,105	-
Net Cash provided by investing activates	1,403,105	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) convertible notes payable	89,500	172,500
Net Cash provided by financing activates	89,500	172,500

Foreign currency translation	-	(1)

Net change in cash and cash equivalents	949	6,239
Cash and cash equivalents Beginning of period	2,184	93
Cash and cash equivalents End of period	$3,133	$6,332

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Groovy Company, Inc.

Notes to the Unaudited Consolidated Condensed Financial Statements

September 30, 2025

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

NATURE OF BUSINESS

Groovy Company, Inc. dba OTCM Protocol is a technology company developing blockchain-based infrastructure for securities markets. The Company’s primary focus is on providing tokenization services for US OTC issuers of securities that currently face limited or no liquidity and in various global markets.

The Company was founded to address what it perceives as a significant gap in the global securities market infrastructure: the lack of accessible liquidity solutions for issuers and holders of securities that trade in markets with limited access or liquidity. The Company’s platform represents an attempt to leverage blockchain technology to facilitate capital formation and secondary market trading for these issuers.

Market Context

Securities of certain issuers trade in markets that face liquidity constraints. In the United States, these include securities that trade in over-the-counter markets and are subject to regulation under SEC Rule 15c2-11, which requires broker-dealers to have current information about an issuer before publishing quotations. When issuers lose eligibility under

Rule 15c2-11-commonly due to cessation of reporting or loss of market maker support-broker-dealers may cease publishing quotations, potentially limiting or eliminating market liquidity for affected securities.

Similar liquidity challenges exist in markets outside the United States. Issuers on exchanges such as the Toronto Stock Exchange, Frankfurt Stock Exchange, Shanghai Stock Exchange, Hong Kong Stock Exchange, Australian Securities Exchange, Singapore Exchange, Mexican Stock Exchange, and Brazilian B3 may face situations where their securities have limited trading activity, reduced market maker support, or restricted access for certain investors. These issuers and their shareholders may benefit from alternative liquidity solutions.

The Company believes there are thousands of issuers globally whose securities trade with limited liquidity across various exchanges. The total market value of affected securities is difficult to estimate precisely but is believed to be substantial. The Company itself was previously in a position where its own securities faced similar liquidity constraints, which the Company identifies as the original motivation for developing its platform.

This dynamic creates challenges for both issuers and investors. Issuers may find it difficult to raise capital when their securities cannot be readily traded. Investors holding affected securities may face difficulties liquidating their positions, even when the underlying securities retain economic value.

Business Model

The Company provides a platform that enables issuers to create digital representations (“tokens”) of their existing equity securities on a blockchain. The tokens are designed to represent the same economic interests as the underlying securities, subject to the terms of a preferred share class created by the issuer for this purpose. Each token is intended to correspond to one underlying preferred share held in custody.

The platform operates on Solana blockchain infrastructure, which the Company selected for its transaction throughput capabilities and cost structure. The Company has developed proprietary technology including token standards adapted for securities, exchange infrastructure, and compliance systems. The Company’s exchange platform allows for trading of tokenized securities on a 24-hour basis, as opposed to traditional market hours.

Revenue is generated through transaction fees on trading volume conducted through the Company’s exchange platform. The Company may also generate revenue from listing fees, redemption fees, and other service offerings.

Technology

The Company’s platform is built on a nine-layer technology infrastructure designed to support securities tokenization and trading. Each layer serves a specific function and operates in coordination with the other layers to provide a complete solution for tokenizing and trading securities.

•Layer 1 - Blockchain Foundation

The underlying blockchain is Solana, which provides the base layer for transaction processing and consensus. Solana was selected for its high transaction throughput of up to 65,000 transactions per second, low transaction costs (typically fractions of a cent per transaction), and established infrastructure. Solana uses a proof-of-stake consensus mechanism combined with Proof of History, which provides a historical record of events without requiring sequential validation of each transaction. This allows the network to process transactions in parallel while maintaining security. The Company believes Solana’s performance characteristics are suitable for securities trading at scale, as the network can handle trading volumes significantly exceeding traditional equity markets.

•Layer 2 - Security Enforcement (Transfer Hooks)

The Company utilizes token standards adapted from the SPL Token-2022 standard, which supports transfer hook functionality. Transfer hooks are smart contract functions that execute automatically during token transfers, before the transfer is completed. When a token transfer is initiated, the transfer hook code executes first and evaluates whether the transfer should be permitted. The Company has implemented multiple sequential transfer hooks that enforce different compliance conditions.

The first transfer hook verifies that the sender’s wallet has completed required investor verification, including know-your-customer (KYC) requirements. The second hook verifies that the recipient’s wallet has also completed required verification. The third hook confirms with the custody system that sufficient underlying shares are held to back the tokens being transferred. The fourth hook screens both sender and recipient addresses against applicable sanctions lists, including the OFAC Specially Designated Nationals list. Additional hooks may perform other compliance checks specific to the security being transferred.

If any condition is not satisfied, the transfer hook reverts the transaction and the token transfer does not occur. This mechanism ensures that every single token transfer on the platform complies with applicable requirements before completion. The Company refers to its implementation as ST22 (Security Token 2022).

•Layer 3 - Federated Liquidity Protocol

The platform maintains liquidity pools for each tokenized security. Each issuer contributes tokens to the liquidity pool as part of the tokenization process, with a minimum contribution of 40% of total token supply required. These pools are designed to provide continuous liquidity for trading without requiring traditional market makers.

The federated liquidity protocol coordinates liquidity across multiple tokenized securities, allowing liquidity to be shared or aggregated where appropriate. Unlike decentralized exchanges where liquidity providers can withdraw their funds at any time, the liquidity in the Company’s pools is structured to remain available to support trading. This design is intended to address one of the key challenges of tokenized securities: ensuring adequate liquidity for secondary market trading.

•Layer 4 - Custom Automated Market Maker

Trading on the platform occurs through an automated market maker (AMM) mechanism, rather than a traditional order book. The AMM uses a constant product formula (x × y = k), where x represents the quantity of one token in the pool and y represents the quantity of the other token (typically a stablecoin used for pricing). The product k remains constant, meaning that when a trader buys tokens from the pool, the price adjusts automatically based on the remaining liquidity.

This approach allows for continuous price discovery and execution without requiring matched buy and sell orders. Traders can buy or sell at any time at the price determined by the AMM formula. The Company developed custom AMM code rather than using existing AMM protocols, because existing decentralized exchange protocols on Solana do not support the transfer hook functionality required for the Company’s compliance controls. By building a custom AMM, the Company ensures that all trades remain subject to the Layer 2 transfer hook compliance checks.

•Layer 5 - CEDEX Exchange

The Company operates a proprietary exchange platform branded as CEDEX (Centralized-Decentralized Exchange). CEDEX provides the user interface through which investors access the platform’s trading functionality. CEDEX includes features such as real-time price displays, trade execution, portfolio viewing, transaction history, and wallet management.

CEDEX is designed to combine the user experience of centralized exchanges with the settlement characteristics of decentralized infrastructure. The frontend provides a familiar trading interface similar to broker-dealer platforms, while settlement occurs through the blockchain infrastructure. CEDEX supports trading of tokenized securities on a 24-hour basis, seven days a week, as opposed to traditional market hours.

•Layer 6 - Oracle Network

The platform integrates with external data sources (oracles) to obtain information required for various platform functions. The oracle network serves three primary purposes.

First, custody verification oracles confirm with Empire Stock Transfer that sufficient underlying shares are held in custody to back outstanding tokens. This verification occurs before each transfer to ensure the 1:1 backing is maintained. Second, sanctions screening oracles check wallet addresses against OFAC and other sanctions lists to ensure neither sender nor recipient is a sanctioned party. Third, price oracles provide reference price data used by the AMM for price discovery, particularly during periods of low trading volume.

The oracle network is designed with redundancy to ensure reliable operation. The Company may use multiple oracle providers to reduce dependence on any single source.

•Layer 7 - DAO Governance

The platform includes governance mechanisms that allow token holders to participate in protocol upgrades and decision-making. Governance proposals may relate to parameter changes (such as fee structures or liquidity requirements), protocol modifications, or other matters within the scope of the governance framework.

Token holders can submit proposals and vote on changes to the protocol. Voting weight is typically proportional to token holdings. Governance decisions are implemented through smart contract upgrades, which allow the protocol to evolve over time while maintaining decentralization. The DAO structure is intended to provide community input into protocol development while allowing the Company to retain certain protective rights during the platform’s development phase.

•Layer 8 - Wallet Infrastructure

The platform supports interaction with various wallet types, including software wallets (browser extensions and mobile apps) and hardware wallets (physical devices that store private keys offline). The wallet infrastructure is designed to integrate with the platform’s compliance controls.

Before a wallet can send or receive tokens, the wallet address must be registered and verified through the platform’s compliance process. This includes completing investor identification requirements and satisfying any applicable restrictions. The wallet infrastructure supports multi-signature transactions for added security on high-value transfers. Integration with hardware wallets allows investors who prefer enhanced security to hold their tokens on physical devices.

•Layer 9 - Predictive Analytics

The platform incorporates analytics capabilities intended to support issuer acquisition, market making, and liquidity provision. These analytics process data from multiple sources including trading patterns, market conditions, issuer financials, and global market trends.

The predictive analytics layer uses this data to identify potential issuers who may benefit from tokenization, assess optimal pricing for tokenized securities, and optimize liquidity deployment across the platform. The Company believes these capabilities provide a competitive advantage by enabling more efficient capital allocation and market making. The analytics may also be used to generate market intelligence reports for platform participants.

Custody

Custody of underlying securities is maintained by Empire Stock Transfer, a transfer agent registered with the SEC under Section 17A of the Securities Exchange Act. Empire Stock Transfer maintains the official records of beneficial ownership, which are updated to reflect token transfers on the blockchain. The transfer agent uses distributed ledger technology to maintain records in accordance with SEC guidance on transfer agent use of distributed ledger technology.

The custody arrangement is designed to ensure that each outstanding token is backed by one underlying preferred share held in custody. When a token is transferred, the custody records are updated to reflect the new beneficial owner. The transfer agent provides regular attestations regarding the adequacy of custody holdings. The Company does not hold customer funds or securities; custody functions are performed entirely by the third-party transfer agent.

Compliance Controls

The platform includes various compliance controls implemented through the transfer hook mechanism and other smart contract logic. These controls include verification of investor eligibility (KYC), screening against sanctions lists, confirmation of custody adequacy before each transfer, and other conditions. The Company has designed these controls to align with what it believes are applicable securities law requirements, including requirements related to broker-dealer registration, transfer agent responsibilities, and securities offering exemptions.

SOL Treasury

The Company maintains a SOL Treasury, which serves as a reserve of Solana’s native cryptocurrency (SOL) to support platform operations and provide liquidity. The SOL Treasury is owned by the protocol and managed through the governance mechanism.

The primary purposes of the SOL Treasury include:

Transaction Fee Payment: The SOL Treasury is used to pay blockchain transaction fees (gas fees) for certain platform operations, reducing the cost burden on users and ensuring smooth operation of the platform.

Liquidity Support: The Treasury may be used to provide additional liquidity for trading pairs on the platform, particularly for newly listed tokenized securities that may have limited initial liquidity.

Protocol Development: Proceeds from the Treasury may be allocated to fund ongoing development of the platform, including technology upgrades, security audits, and infrastructure improvements.

Emergency Reserve: The Treasury serves as a reserve to address unforeseen circumstances or platform needs, providing financial flexibility for the protocol.

The SOL Treasury is funded through various mechanisms, including a portion of transaction fees collected on the platform, initial token allocation, and other sources as determined by governance. Treasury holdings are managed transparently on-chain, with governance having oversight over major allocation decisions.

The existence of the Treasury is intended to provide long-term sustainability for the platform and align incentives between the protocol and its participants.

Regulatory Framework

The Company’s operations involve securities tokenization, which is subject to U.S. federal securities laws. The Company has structured its offerings to comply with what it believes are applicable requirements, including requirements related to the registration or exemption of securities offerings. The Company relies on exemptions from securities registration, including exemptions under Regulation D and Regulation S, for certain offerings.

The regulatory environment for tokenized securities remains subject to development and uncertainty. The SEC has issued guidance regarding tokenized securities, including a joint staff statement in January 2026 that provides a framework for analyzing tokenized securities under U.S. securities laws. The Company’s tokenization model is designed to align with this guidance regarding issuer-sponsored tokenized securities. However, the regulatory framework continues to evolve, and there can be no assurance that the Company’s current structure will continue to be viewed as compliant by regulators. Future regulatory developments could require the Company to modify its operations, and such modifications could be costly or could limit the Company’s ability to offer its services.

The Company has submitted proposals to the SEC Crypto Task Force and intends to continue engaging with regulators to clarify the regulatory framework for tokenized securities.

Competition

The Company competes with other entities offering securities tokenization services. Securitize is among the largest competitors, with over $4 billion in assets tokenized and relationships with major institutional investors. Other competitors include various blockchain-based platforms offering tokenization services, as well as traditional financial institutions exploring tokenization.

The Company’s competitive position depends on factors including cost, regulatory compliance, technology capabilities, and market acceptance. The Company believes its focus on the illiquid securities market segment, its lower cost structure compared to some competitors, and its proprietary technology provide certain competitive advantages. However, the Company acknowledges that it is smaller and less established than certain competitors, and that competition could intensify.

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

During the nine months ended September 30, 2025, the Company recognized a non-cash gain of $7,772,404 from the Share Purchase Agreement with Pineapple Express Cannabis Company, which significantly reduced the accumulated deficit from $(11,339,099) to $(3,567,435). However, as this gain was non-recurring and non-cash in nature, and the Company continues to generate operating losses of $(343,184) for the nine months ended September 30, 2025, with only $3,133 in cash and cash equivalents, substantial doubt about the Company's ability to continue as a going concern remains.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents at September 30, 2025 and December 31, 2024 were $3,133 and $2,184, respectively.

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

The Company generated revenue for the nine months ended September 30, 2025, and 2024 of $11,676 and $1,250, respectively. The performance obligation has been met as per ASC 606.

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2025. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Property, Plant and Equipment

Furniture and equipment are stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment at least Annual or whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. The Company recognized depreciation expenses of $18,726 and $18,726 for the nine months ended September 30, 2025 and 2024, respectively.

Intangible Assets

The Company’s intellectual property intangible assets primarily include proprietary technologies that facilitate product authentication and data tracking within our blockchain platform. Based on our evaluation under ASC 350, these assets have been determined to have indefinite useful lives, as they are not subject to foreseeable limits on the period over which they contribute to our cash flows. Accordingly, in line with ASC 350-30-35, these assets are not amortized but are subject to annual impairment testing. The Company evaluates these assets for impairment annually or more frequently if events or changes in circumstances indicate a potential impairment. The balance at September 30, 2025, and December 31, 2024, was $0 and $190,000, respectively.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments necessary (which include only normal recurring adjustments) to present fairly the financial position, results of operations, and cash flows at September 30, 2025 and for the related periods presented.

	September 30, 2025	December 31, 2024
Intellectual property	$-	$190,000
Less: Accumulated amortization and impairment	-	-
Totals	$-	$190,000

Derivative Liabilities

Derivative liabilities include the fair value of instruments such as common stock warrants, preferred stock warrants and convertible features of notes, that are initially recorded at fair value and are required to be re-measured to fair value at each reporting period under provisions of ASC 480, Distinguishing Liabilities from Equity, or ASC 815, Derivatives and Hedging. The change in fair value of the instruments is recognized as a component of other income (expense) in the Company’s statements of operations until the instruments settle, expire or are no longer classified as derivative liabilities. The Company estimates the fair value of these instruments using the Black-Scholes pricing model. The significant assumptions used in estimating the fair value include the exercise price, volatility of the stock underlying the instrument, risk-free interest rate, estimated fair value of the stock underlying the instrument and the estimated life of the instrument. At September 30, 2025 and December 31, 2024, the Company had $0 and $3,122,985 derivative liability, respectively.

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

The Company recognizes expenses for tax penalties and interest assessed by the Internal Revenue Service and other taxing authorities upon receiving valid notice of assessments. The Company has received no such notices as of September 30, 2025.

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

As of September 30, 2025, the Company had unused net operating loss carry forwards of $541,448 available to reduce federal taxable income. The Company’s ability to offset future taxable income, if any, with tax net operating loss carryforwards may be limited due to the non-filing of tax returns. Under the CARES act, net operating losses arising after 2017 are able to be carried forward indefinitely. Furthermore, changes in ownership may result in limitations under Internal Revenue Code Section 382.

No deferred tax assets or liabilities were recognized as of September 30, 2025, or December 31, 2024.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at September 30, 2025, and 2024, respectively. At September 30, 2025, and 2024, the Company had no dilutive potential common shares.

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

Share-based expenses were $0 and $0 for the three months ending September 30, 2025, and 2024, respectively.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of September 30, 2025, and 2024.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The Company has capitalized costs for equipment as follows:

	September 30, 2025	December 31, 2024
Property, plant and equipment	$-	$222,681
Accumulated depreciation	-	167,827
Property, plant and equipment, net accumulated depreciation	$-	$54,854

Depreciation expenses for the nine months ended September 30, 2025, and 2024 were $18,726, and $18,726, respectively. An accounting adjustment was made for the consolidation of property, plant and equipment.

NOTE 4 - INTANGIBLE PROPERTY

Overview

The Company’s primary intangible asset consists of proprietary software developed for its Layer 2 blockchain infrastructure platform for securities tokenization on the Solana blockchain. This software represents a significant portion of the Company’s value and is critical to the Company’s business model.

As of September 30, 2025, the Company's intangible assets, consisting of proprietary software and intellectual property, were transferred to Pineapple Express Cannabis Company as part of the Share Purchase Agreement, resulting in a net book value of $0 at September 30, 2025.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

At September 30, 2025 the balance of convertible notes payable were $45,000. Convertible notes at December 31, 2024 of $3,678,753 were sold to Pineapple Express (PNXP) as a part of the Share Purchase Agreement.

NOTE 6 - ACCRUED INTEREST

The Company’s accrued interest consisted of the following:

	September 30, 2025	December 31, 2024
Carpathia, LLC(1)	$-	$136,334
JP Carey, LLC(2)	-	795,537
Total Accrued Interest	$-	$931,871

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

A summary of the activity of the derivative liability for the notes above is as follows:

	September 30, 2025	December 31, 2024
Balance at Beginning of period	$-	$2,224,622
Increase in derivative due to new issuances	-	1,611,600
Derivative income due to mark to market adjustment	-	(713,237)
Balance at end of period	$-	$3,122,985

NOTE 8 - RELATED PARTY TRANSACTIONS

EMPLOYMENT AND BOARD OF DIRECTOR AGREEMENTS

On July 1, 2025, the Company executed employment and board of director agreements with its key employees, the controlling shareholders, who are its officers and directors of the Company.

•Mr. Berge Abajian, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

•Mr. Patrick Mokros, Employment Agreement: Ten (10) year contract, annual salary of $150,000.

•Mr. Franjose Yglesias, Employment Agreement: Ten (10) year contract, annual salary of $150,000

Amounts included in accruals represent amounts due to the officers and directors for corporate obligations under the above-mentioned agreements. Payments on behalf of the Company and accruals made under contractual obligation are accrued. As of September 30, 2025, and December 31, 2024, accrued expenses were $112,500 and $562,500, respectively.

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

For the period ended September 30, 2025, and the year ended December 31, 2024, the balance of notes payable-related party was $9,021 and $70,433, respectively.

NOTE 9 - STOCKHOLDERS’ DEFICIT

The Company implemented a 1-for-2,500 Reverse Split of the Company’s common stock (the “Reverse Split”) effective as of the close of business on May 6, 2025. As a result, every 2,500 pre-Reverse Split shares of common stock outstanding will automatically combine into one new share of post-Reverse Split common stock without any action on the part of the holders.

At September 30, 2025, and December 31, 2024, there are 7,384,006 and 7,384,006 shares of Common stock par value $0.00001, outstanding, respectively.

At September 30, 2025, and December 31, 2024, there are 500,000,000 shares authorized of Preferred “A” Stock, par or stated value: $0.001. Total Shares Issued & Outstanding was 500,000,000 and 350,000,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company has analyzed its operations subsequent to September 30, 2025, through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations for the three months ended September 30, 2025 and 2024:

Revenue and cost of goods sold

For the three months ended September 30, 2025 and 2024, the company generated revenues of $0 and $1,364, respectively. Cost of goods sold was $0 and $0, respectively, resulting in gross profit of $0 and $1,364, respectively.

Operating expenses

Total operating expenses for the three months ended September 30, 2025 and 2024 were $134,274 and $61,202, respectively. The expenses for the three months ended September 30, 2025 consisted of contractor cost of $28,187; management fees of $75,000; professional fees of $11,962; and general and administrative costs of $19,125. The expenses for the three months ended September 30, 2024 consisted of contractor cost of $27,000; professional fees of $12,030; general and administrative costs of $4,567; rent expense of $8,242; and depreciation expense of $9,363.

Other income (expense)

Other expense for the three months ended September 30, 2025 and 2024 was $0 and ($973,708), respectively.

Net Loss

The net loss for the three months ended September 30, 2025 and 2024 was ($134,274) and ($1,033,546), respectively.

Results of Operations for the nine months ended September 30, 2025 and 2024:

Revenue and cost of goods sold

For the nine months ended September 30, 2025 and 2024, the company generated revenues of $11,676 and $1,250, respectively. Cost of goods sold was $1,500 and $0, respectively, resulting in gross profit of $10,176 and $1,250, respectively.

Operating expenses

Total operating expenses for the nine months ended September 30, 2025 and 2024 were $353,360 and $361,804, respectively. The expenses for the nine months ended September 30, 2025 consisted of contractor cost of $63,261; management fees of $150,000; professional fees of $87,946; general and administrative costs of $33,427; and depreciation expense of $18,726. The expenses for the nine months ended September 30, 2024 consisted of contractor cost of $30,277; management fees of $225,000; professional fees of $6,222; general and administrative costs of $66,008; rent expense of $15,571; and depreciation expense of $18,726.

Other income (expense)

Other income (expense) for the nine months ended September 30, 2025 and 2024 was $7,772,404 and ($1,111,694), respectively.

Net Income (Loss)

The net income (loss) for the nine months ended September 30, 2025 and 2024 was $7,429,220 and ($1,353,423), respectively.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of September 30, 2025, the Company had $3,133 in cash and cash equivalents. The Company generated $11,676 in revenues and has relied primarily upon capital generated from public and private offerings of its securities.

The Company sustained a loss from operations of $268,184 for the nine months ending September 30, 2025. The Company has accumulated losses totaling $3,642,435 at September 30, 2025. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently able to meet our obligations as they come due through our borrowing and the support of our shareholders. At September 30, 2025, we had a working capital deficit of $199,025. Our working capital deficit is due to the results of operations.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the period indicated:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Cash flows from operating activities	$(1,491,656)	$(166,260)
Cash flows from investing activities	$1,403,105	$-
Cash flows from financing activities	$89,500	$172,500

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

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.We did not maintain appropriate cash controls – As of September 30, 2025, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.We did not implement appropriate information technology controls – As of September 30, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, the Company has concluded that the internal control over financial reporting is ineffective in 2023 because of the material weakness identified by management.

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

Groovy Company, Inc.

Dated: March 11, 2026	/s/ Berge Abajian
Berge Abajian
Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)