Form 10-K
period 2025-12-31
GROOVY COMPANY, INC.
filed 2026-03-17
CIK 1499275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54938

Groovy Company, Inc.

(Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation)	27-0518586 (IRS Employer Identification Number)

12 Daniel Rd East

Fairfield, NJ 07004

(Address of principal executive offices) (Zip Code)

(404) 734-3277

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined because the registrant’s common stock is currently quoted exclusively on the Expert Market tier of OTC Markets Group, which is restricted to professional investors and does not provide a reliable public trading market.

As of March 10, 2026, there were 7,384,006 shares of common stock, $0.00001 par value per share, outstanding.

GROOVY COMPANY, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Groovy Company, Inc., a Wyoming corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995 (the “PSLRA”). These statements are intended to qualify for the safe harbor from liability established by the PSLRA. All statements other than statements of historical fact contained in this Annual Report are forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “targets,” “continue,” or the negative of such terms and other comparable terminology.

Forward-looking statements in this Annual Report include, without limitation, statements regarding:

•our ability to complete the OTCM Protocol software platform, currently 67% complete, and achieve commercial launch;

•our plans to raise $20,000,000 through a Regulation D Rule 506(c) Security Token Offering

•projected staking rewards of 20–30% APY and estimated SOL treasury staking income of approximately $480,000 to $640,000 annually;

•our commercial growth strategy targeting 100 issuer companies in Year 1 following platform launch, scaling to 5,000 companies by Year 5, with revenue projections growing from approximately $1.1 million to $50.5 million;

•the regulatory compliance of our ST22 Security Tokens and OTCM utility tokens as issuer-sponsored tokenized securities under the SEC’s Category 1 issuer-authorized tokenization framework (SEC Joint Staff Statement, January 28, 2026);

•our plans for international expansion across exchanges in Toronto, Shanghai, Hong Kong, Australia, Frankfurt, Mexico, and Brazil;

•our strategies, competition, market opportunity, expected activities and expenditures, and the adequacy of our available cash resources.

These forward-looking statements reflect our current views and are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties, and a review of information filed by our competitors with the SEC or otherwise publicly available. Although we believe that the expectations reflected in these forward-looking statements are reasonable, actual results may differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially include, among others, those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report. The Company cannot guarantee future results, levels of activity, performance, or achievements.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date on which they are made. We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. You are advised to consult any additional disclosures we make in our reports filed with the SEC.

PART I

ITEM 1. BUSINESS

General Overview

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

On April 2, 2015, Santo Mining Corp. entered into a “Plan of Exchange” Agreement with Cathay Cigars of Asia Corporation (“Cathay”), a Florida corporation, effectively transferring majority voting power to Cathay.

Santo Mining Corp. redomiciled to the State of Wyoming in July 2021 and relocated its operational headquarters to Medellin-Bogota, Colombia. Through its subsidiary, Santo Blockchain Labs of Colombia, S.A.S., the Company continued its principal focus on blockchain, cryptography, artificial intelligence, web3, and fourth industrial revolution (4IR) software development.

On February 7, 2024, the Company filed with the State of Wyoming to change its name from Santo Mining Corp. to Groovy Company, Inc. On May 6, 2025, FINRA declared  effective the following corporate actions: (i) the Company’s name change from Santo Mining Corp. to Groovy Company, Inc., (ii) the OTC Markets ticker symbol change from “SANP” to “GROO”, and (iii) a 2,500-for-1 reverse stock split of the Company’s common stock. All share and per-share amounts in this Annual Report have been retroactively adjusted to reflect the reverse split.

On February 19, 2025, the Company entered into an Exchange Agreement with Pineapple Express Cannabis Company. Under this agreement, the Company exchanged all its assets for an 87% controlling interest in Pineapple Express Cannabis Company. The Company will maintain and continue to develop the Groovy Platform as a Service (PaaS) for Pineapple Express Cannabis Company.

Current Operations - OTCM Protocol

Currently, the Company has focused its endeavors on the development and operation of OTCM Protocol, a blockchain-based platform that creates ST22 Security Tokens - issuer-sponsored tokenized securities under the Solana SPL Token-2022 standard - backed 1:1 by Series “M” Preferred Shares of over-the-counter microcap companies held in perpetual custody at Empire Stock Transfer, Inc. Our goal is to combine traditional securities custody with blockchain tokenization to solve the estimated $50 billion liquidity crisis affecting dormant OTC securities.

The OTCM Protocol operates as a Layer-2 solution on the Solana blockchain, creating permanent liquid markets for dormant securities. The protocol’s core innovation bridges traditional finance with blockchain technology while maintaining regulatory compliance through the Company’s proprietary SEC Category 1 issuer-authorized tokenization framework, under which the Company’s ST22 Security Tokens constitute issuer-sponsored tokenized securities backed 1:1 by Series “M” Preferred Shares held in perpetual custody by Empire Stock Transfer, Inc., an SEC-registered transfer agent.

As of December 31, 2025, the OTCM Protocol software platform has achieved 67% completion (Beta Validated), with 3 companies having completed beta testing of the Company’s advanced SPL token contracts and over $7,000,000 in liquidity successfully processed across 3 issuer implementations.

Key Technology Components

The OTCM Protocol encompasses the following principal technology components:

•Transfer Hook Security Foundation (Rust/Anchor) - 42 security controls mathematically enforced

•Custom AMM Engine - Independent of external DEXs, supporting SPL Token-2022 transfer hooks

•DAO Governance System with on-chain voting

•OTCM CEDEX (TypeScript/React)

•OTCM Web3 Wallet (iOS/Android native via React Native)

•Bonding Curve Mechanism and Issuer Staking Nodes

•SEC Regulatory Compliance Integration (Rule 506(c), KYC/AML)

Regulatory Framework

The Company has structured its tokenization model in compliance with the SEC’s Category 1 issuer-authorized tokenization framework, as set forth in the SEC Joint Staff Statement on Tokenized Securities dated January 28, 2026. The Company submitted a formal analysis to the SEC Crypto Task Force seeking regulatory guidance on the classification of ST22 Security Tokens. The Company maintains Wyoming Digital Asset Corporation registration and conducts its Regulation D 506(c) Security Token Offering (STO) for OTCM utility tokens.

Subsidiaries

The Company has the following subsidiaries:

•Santo Blockchain Labs of Colombia, S.A.S. - blockchain and software development operations in Medellin-Bogota, Colombia

•BlackFlamingo Ventures, LLC (Florida) - administrative and logistical support, specializing in Latin America, Asia, and USA cross-border operations

Employees

As of December 31, 2025, the Company employed three executive officers under 10-year employment agreements and retained a 12-person software development team consisting of employees and contractors across blockchain development (Rust), full-stack development, database architecture, frontend development, and social media management.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this item; however, the following risk factors should be carefully considered by prospective investors. Any of the risks described below, as well as risks not currently known or currently deemed immaterial, could materially and adversely affect our business, financial condition, results of operations, and the market price of our securities.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

1.We have a limited operating history, minimal revenue, and a history of net losses, which raises substantial doubt about our ability to continue as a going concern.

The Company was incorporated in 2009 but has operated in its current form as an OTCM Protocol developer only since mid-2025. We have generated minimal revenue ($211,877 for the year ended December 31, 2025) and have an accumulated deficit of $(472,097) as of December 31, 2025.

Excluding a non-recurring, non-cash gain of $7,809,856 on the PNXP Share Purchase Agreement, we incurred an operating loss of $(357,386) for fiscal 2025. We had cash of $77 as of December 31, 2025. Management has evaluated these conditions and concluded there is substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that we will achieve profitability or that our plans to address the going concern will succeed.

2.We will require substantial additional capital to complete the OTCM Protocol platform and sustain operations.

The development of the OTCM Protocol is currently 67% complete. We estimate that completion of the remaining 33% of the platform, together with working capital requirements, will require significant additional funding. We are pursuing a $20,000,000 Security Token Offering under SEC Rule 506(c), but there is no assurance that such offering will be completed on acceptable terms, or at all. If we are unable to raise sufficient capital, we may be forced to curtail development, reduce operations, or cease business entirely. Any equity financing will dilute existing stockholders. Debt financing may impose restrictive covenants or require collateral we do not possess.

3.Our financial statements are unaudited and subject to material adjustment upon completion of an independent audit.

The financial statements included in this Annual Report have not been audited by an independent registered public accounting firm. We have identified three material weaknesses in our internal controls over financial reporting: (i) insufficient accounting staff with U.S. GAAP expertise; (ii) absence of formal written accounting policies; and (iii) limited segregation of duties. The financial statements included in this Annual Report are unaudited. Investors should understand that the absence of an independent audit increases the risk of undetected errors or misstatements in our financial statements.

4.Our intangible asset represents 99.7% of total assets and is subject to impairment risk.

As of December 31, 2025, the OTCM Protocol software platform is recorded at $19,510,400, representing substantially all of our total assets of $19,772,032. This value is based on a replacement cost methodology using 560,000 lines of logical code at $52.00 per line and a 67% weighted completion factor. This valuation involves significant estimates and assumptions. If the platform fails to achieve commercialization, if market conditions change materially, or if different valuation standards are applied in the future, the asset could be subject to partial or total impairment. Any impairment charge would have a material adverse effect on our financial statements and stockholders’ equity.

5.The intangible asset was received in a related-party transaction from our CTO and is subject to additional scrutiny.

The OTCM Protocol software platform was assigned to the Company pursuant to an IP Assignment Agreement dated June 12, 2025, between the Company and Franjose Yglesias, our Chief Technology Officer and co-founder. Mr. Yglesias received 100,000,000 shares of Series A Preferred Stock as consideration, of which 85,000,000 were returned to treasury and 15,000,000 were retained by Mr. Yglesias. Related-party transactions are inherently subject to conflicts of interest. Although the transaction was supported by a third-party software valuation report, the SEC or investors may challenge the valuation methodology, the arm’s length nature of the transaction, or the accounting treatment. Any such challenge could result in a restatement, impairment charge, or regulatory inquiry.

RISKS RELATED TO REGULATION AND LEGAL COMPLIANCE

6.Our ST22 Security Tokens are issuer-sponsored tokenized securities subject to the full requirements of the federal securities laws; failure to maintain compliance could adversely affect our operations.

We have designed the ST22 Security Token framework and our OTCM utility tokens with the intent that they constitute issuer-sponsored tokenized securities under the SEC’s Category 1 issuer-authorized tokenization framework established in the January 28, 2026

Joint Staff Statement on Tokenized Securities. Under this framework, the Company’s ST22 Security Tokens are backed 1:1 by Series “M” Preferred Shares held in perpetual custody by Empire Stock Transfer, Inc., an SEC-registered transfer agent, with the issuer directly authorizing all tokenization activity and the on-chain record constituting part of the official master securityholder file. Tokenized securities remain subject to the full requirements of the federal securities laws, including registration, disclosure, and transfer restriction obligations. Failure to maintain compliance with applicable securities laws could result in enforcement action, fines, or cessation of operations.

7.The regulatory environment for digital assets and tokenized securities is evolving rapidly and unpredictably.

Federal and state laws and regulations governing blockchain technology, digital assets, and tokenized securities are subject to rapid change. The SEC, CFTC, FinCEN, and state regulators are actively developing new rules applicable to digital asset platforms, token offerings, and custody arrangements. New legislation such as potential federal digital asset market structure bills may materially change the regulatory framework under which we operate. We cannot predict the nature, timing, or effect of future regulatory changes. Compliance with new regulations may require significant expenditures or operational changes, and non-compliance could result in enforcement action, fines, or cessation of operations.

8.Our compliance with the SEC’s Category 1 issuer-authorized tokenization framework is subject to evolving regulatory interpretation, and any adverse regulatory determination could materially impair our operations.

The Company has structured its ST22 Security Token framework in accordance with the SEC’s Category 1 issuer-authorized tokenization model, as described in the SEC Joint Staff Statement on Tokenized Securities (January 28, 2026). Under this model, ST22 Security Tokens are issuer-sponsored tokenized securities backed 1:1 by Series “M” Preferred Shares held at an SEC-registered transfer agent, with all tokenization activity directly authorized by the issuing company. While we believe our structure is compliant with this framework, the application of federal securities laws to tokenized instruments continues to evolve. If the SEC, a court, or another regulatory authority determines that our structure does not conform to Category 1 requirements, or if the regulatory framework changes materially, we may be required to modify our platform, register additional securities, or cease certain operations, any of which could have a material adverse effect on our business.

9.We are subject to anti-money laundering, KYC, and sanctions compliance requirements that may be costly to implement.

Our platform incorporates KYC/AML compliance and sanctions screening as part of its SEC regulatory compliance integration. As our platform scales, compliance with the Bank Secrecy Act, FinCEN regulations, OFAC sanctions programs, and applicable state money transmission laws will require ongoing investment. Failure to maintain adequate compliance programs could result in regulatory sanctions, fines, reputational damage, or criminal liability. The cost of compliance may be greater than anticipated and could adversely affect our operating margins.

RISKS RELATED TO OUR TECHNOLOGY AND OPERATIONS

10.Our platform is built on the Solana blockchain; disruptions to Solana could materially harm our operations.

The OTCM Protocol operates as a Layer-2 solution on the Solana blockchain and relies on Solana’s SPL Token-2022 standards and infrastructure. Solana has experienced network outages, performance degradation, and protocol changes in the past. Any significant disruption, fork, security vulnerability, or fundamental change to the Solana protocol could render our platform non-functional or require costly re-engineering. We do not control the Solana network and cannot guarantee its continued availability or performance.

11.Our smart contracts may contain vulnerabilities that could result in the loss of digital assets or unauthorized access.

The OTCM Protocol’s Transfer Hook Security Foundation incorporates 42 security controls enforced in Rust/Anchor. Despite our security framework, smart contracts are inherently susceptible to bugs, logic errors, and unforeseen attack vectors. Our platform has processed over $7,000,000 in liquidity during beta testing. A successful exploit of a smart contract vulnerability could result in the loss of user funds, regulatory action, litigation, and irreparable reputational damage. There can be no assurance that our security controls will prevent all attacks.

12.We are dependent on key personnel, and the loss of any founder could severely impair our operations.

Our success is critically dependent on the continued service of our three co-founders: Berj Abajian (CEO), Patrick Mokros (COO), and Franjose Yglesias (CTO). These individuals collectively hold 45,000,000 shares of Series A Preferred Stock representing controlling voting power. Mr. Yglesias is the architect of the OTCM Protocol software platform and possesses specialized technical knowledge that is not easily replaceable. We do not currently maintain key-person life insurance on any of our executive officers. The departure, incapacity, or death of any co-founder could have a material adverse effect on our business and prospects.

13.Our software development platform is 67% complete and may not achieve full functionality or commercial viability.

As of December 31, 2025, the OTCM Protocol platform has achieved beta validation status at 67% weighted completion. Remaining components include the AI Predictive Market Module (0% complete), the Admin Dashboard (0% complete), and the Staking Infrastructure (0% complete), each representing 5% of the total platform by development effort. There is no guarantee that remaining development will be completed on schedule, within budget, or to the technical specifications required for commercial launch. Delays in development could result in loss of first-mover advantage, customer attrition, and inability to generate transaction fee revenue.

14.Cybersecurity breaches, data loss, or unauthorized access to our systems could harm our business.

We collect and process sensitive information relating to issuers, token holders, and financial transactions. Our systems, including our Solana-based smart contracts, TypeScript/React CEDEX platform, and iOS/Android Web3 Wallet, may be subject to cyberattacks, phishing, ransomware, or insider threats. A cybersecurity incident could result in loss of data, theft of digital assets, regulatory investigation, litigation, and reputational harm. We operate development infrastructure through Digital Ocean with Kubernetes and Tailscale, and our Colombia-based development team introduces additional operational security considerations.

RISKS RELATED TO OUR CAPITAL STRUCTURE AND SECURITIES

15.Our capital structure includes a large number of authorized but unissued preferred shares, which could result in significant dilution.

Our authorized capital includes 100,000,000 shares of Series A Preferred Stock (of which 55,000,000 remain in treasury), 200,000,000 shares each of Series B, C, and S Preferred Stock, and 1,000,000,000 shares of Series M Preferred Stock, all of which are currently unissued. The issuance of any of these securities could result in substantial dilution to holders of our common stock. The terms and preferences of these preferred series have not yet been designated. The Series M Preferred Stock is intended for the ST22 Security Token backing mechanism; issuance of up to 1,000,000,000 shares could significantly affect our capital structure and existing stockholder rights.

16.Our common stock has lost its Rule 15c2-11 eligibility and is currently quoted on the Expert Market; we are working to restore eligibility.

Our common stock is currently quoted on the Expert Market under the ticker symbol "GROO." The Expert Market is a tier of OTC Markets Group that restricts trading to broker-dealers and sophisticated investors only; retail investors generally cannot purchase Expert Market securities through most brokerage platforms. The Company lost its Rule 15c2-11 eligibility, resulting in relegation to the Expert Market, which significantly restricts trading activity and limits investor access. The Company is in the process of filing a Form 211 with FINRA to restore Rule 15c2-11 eligibility and reinstate quotation on the OTC Pink or OTCQB marketplace. There is no assurance that the Company will regain 15c2-11 eligibility within any particular timeframe, or at all. Until eligibility is restored, trading in GROO common stock will remain restricted to the Expert Market, which may adversely affect the market price and liquidity of our common stock.

17.Patrick Mokros, our COO, is also the founder and CEO of Empire Stock Transfer, which serves as our transfer agent and custody provider.

Empire Stock Transfer, Inc., an SEC-registered transfer agent, serves as the Series M Preferred Share custodian for the OTCM Protocol’s ST22 Security Token framework. Empire Stock Transfer was founded by and is led by Patrick Mokros, our Chief Operating Officer and co-founder. This relationship represents a significant related-party arrangement. While we believe the custody services are provided on commercially reasonable terms, conflicts of interest may arise. If Empire Stock Transfer is unable to perform its obligations, or if the relationship is terminated, our ability to operate the ST22 Security Token issuance and custody framework could be materially impaired.

RISKS RELATED TO EXTERNAL AND MARKET FACTORS

18.The market for illiquid OTC securities is subject to regulatory change that could reduce the size of our addressable market.

Our business model targets approximately 11,000 to 15,000 OTC companies whose securities have become illiquid due to market maker abandonment, Expert Market relegation, or loss of Rule 15c2-11 eligibility. Regulatory changes to SEC Rule 15c2-11, OTC Markets Group policies, or FINRA rules could alter the population of eligible issuers, reduce the demand for our liquidity solutions, or impose additional requirements on our operations. We cannot predict the direction of regulatory change or its effect on our target market.

19.Competition from established DeFi protocols, traditional financial institutions, and other blockchain platforms could reduce our market share.

We operate in a highly competitive environment. Established decentralized finance platforms (including Uniswap, Raydium, and others), traditional securities exchanges and alternative trading systems, and emerging tokenization platforms may develop products or services that compete directly with the OTCM Protocol. Many of these competitors have substantially greater financial resources, technology infrastructure, regulatory relationships, and brand recognition than we do. We cannot guarantee that we will be able to compete effectively or that our Category 1 issuer-authorized tokenization compliance architecture will constitute a sustainable competitive advantage.

20.Cryptocurrency and blockchain market conditions are highly volatile and could adversely affect the value of our SOL treasury and blockchain assets.

As of December 31, 2025, we hold blockchain-based current assets of $61,555, representing GROO ST22 Security Tokens minted during the OTCM Protocol beta program (Note 14). Our planned SOL treasury strategy, which contemplates allocating 40% of STO proceeds to Solana (SOL), would expose us to significant cryptocurrency price risk. The value of SOL and other digital assets can fluctuate dramatically and unpredictably. A material decline in cryptocurrency values could reduce our treasury reserves, impair our ability to fund operations, and adversely affect our financial condition.

21.Our operations in Colombia through Santo Blockchain Labs expose us to foreign regulatory, currency, and operational risks.

We conduct our primary software development operations through Santo Blockchain Labs de Colombia, S.A.S., our subsidiary in Medellin-Bogota, Colombia. Operations in Colombia expose us to risks including: changes in Colombian law, regulation, or tax policy; foreign currency fluctuation between the Colombian peso and the U.S. dollar; political instability; labor law requirements that differ from U.S. standards; and potential difficulty enforcing contracts or intellectual property rights in a foreign jurisdiction. Any adverse development in our Colombian operations could disrupt development timelines and increase costs.

22.We do not anticipate paying dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. We intend to retain all available funds and any future earnings for use in the operation and development of our business. Investors seeking current income from dividends should not invest in our common stock.

23.The Company does not currently have a Chief Financial Officer; the absence of a qualified CFO with expertise in both securities accounting and digital assets creates financial reporting and compliance risk.

The Company currently does not have a Chief Financial Officer (CFO) or a dedicated Principal Financial Officer with formal qualifications in both U.S. securities accounting and digital asset financial reporting. The financial statements contained in this Annual Report have been prepared under the supervision of management without the benefit of a credentialed CFO. This creates risk that financial disclosures may not fully conform to U.S. GAAP as applied to early-stage blockchain companies, that internal controls over financial reporting may be inadequate, and that the Company may fail to timely identify or properly account for complex transactions involving tokenized securities, non-monetary asset exchanges, or digital asset valuations under ASC 820 and ASC 845.

The Company is actively engaged in the process of recruiting a CFO with demonstrated expertise in both SEC reporting for smaller reporting companies and digital asset accounting, including familiarity with the evolving regulatory guidance applicable to tokenized securities. There can be no assurance that the Company will be able to identify and retain a qualified CFO on acceptable terms or within a timeframe that prevents material weakness in its financial controls. Until a qualified CFO is appointed, the Company’s financial reporting will remain subject to heightened risk of error, restatement, or regulatory comment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Governance

Cybersecurity risk oversight is the responsibility of the Company’s executive management team, with primary operational responsibility assigned to Franjose Yglesias, the Company’s Chief Technology Officer and Co-Founder. Mr. Yglesias has over 35 years of software development experience and extensive hands-on expertise in blockchain architecture, Rust and Anchor smart contract development, cloud infrastructure security, and DevSecOps practices. He is directly responsible for the design and implementation of the Transfer Hook Security Foundation, the multi-signature governance architecture, the formal verification methodology, and all infrastructure security configurations including the Kubernetes deployment environment and Tailscale zero-trust networking.

The Company’s Chief Executive Officer, Berj Abajian, and Chief Operating Officer, Patrick Mokros, are informed of material cybersecurity developments, incidents, and policy decisions as they arise. Executive management collectively reviews the cybersecurity posture of the platform on an ongoing basis in connection with its review of overall business operations and risk management. Any cybersecurity matter that management determines could be material to the Company’s business, financial condition, or results of operations is escalated immediately to the full executive team.

As of December 31, 2025, the Company has not established a formal board-level cybersecurity committee or appointed a dedicated Chief Information Security Officer (CISO), consistent with the Company’s current stage of development as an early-stage smaller reporting company. Management intends to evaluate the establishment of a formal cybersecurity governance committee and dedicated CISO function as the Company scales toward commercial launch and the volume and sensitivity of data processed by the OTCM Protocol increases materially.

Risk Management and Strategy

The Company operates the OTCM Protocol, a Layer-2 blockchain platform on Solana that issues, manages, and facilitates trading of ST22 Security Tokens representing interests in tokenized securities. Because the platform processes sensitive issuer and investor data, governs digital asset custody arrangements, and executes financial transactions entirely through programmable smart contracts, the Company’s management treats cybersecurity as a core operational priority rather than a supplemental function. The cybersecurity risk management program described below is integrated into the Company’s overall enterprise risk framework and is reviewed by executive management on an ongoing basis.

Smart Contract Security

The most significant cybersecurity risk for a blockchain-based protocol is the integrity of its on-chain smart contracts, which are immutable once deployed and govern the movement of digital assets. The OTCM Protocol’s Transfer Hook Security Foundation, developed in Rust using the Anchor framework, incorporates 42 mathematically enforced security controls that execute as part of every token transfer on the Solana SPL Token-2022 standard. These controls validate transaction parameters, enforce compliance rules, and reject non-conforming operations at the protocol level before any state change is committed to the blockchain.

The Company’s smart contract development follows a formal specification methodology in which mathematical invariants are defined before any code is written. These invariants - such as the requirement that the sum of all token balances always equal total supply and that pool liquidity can never decrease through any sequence of operations - are then verified using Rust-compatible formal verification tools (Kani and Prusti). This approach, adapted from Move Prover methodologies, provides mathematical proof that critical contract properties hold under all possible execution conditions rather than only under tested scenarios. Following formal specification, each contract component undergoes unit testing, integration testing, and fuzz testing with randomized inputs prior to deployment.

The OTCM Protocol smart contracts implement a 5-of-9 multi-signature authority structure governing all administrative operations, including any contract upgrades or modifications to critical parameters. No single administrator can alter contract logic unilaterally. Any proposed change requires approval from at least five of nine designated signers and is subject to a mandatory 48-hour time-delay before execution, providing the development team and community with a window to detect and respond to potentially malicious or erroneous proposals. This architecture eliminates the “single point of administrative compromise” risk common in centralized systems.

Each smart contract incorporates an emergency circuit breaker mechanism implemented as a programmatic emergency pause flag. This flag can be activated by authorized multi-signature consensus to immediately halt all token transfer operations in the event of a detected exploit, anomalous trading pattern, or external security event affecting the Solana network. The Checks-Effects-Interactions (CEI) pattern is enforced throughout all contract logic, ensuring that all input validation occurs before any state changes are committed and that external contract calls are executed only after internal state has been fully updated, mitigating re-entrancy attack vectors.

All smart contract operations emit immutable on-chain audit log entries (AuditLogEntry events) capturing the actor, timestamp, operation type, and parameters for every state-changing transaction. These logs are permanently recorded on the Solana blockchain and provide comprehensive forensic capability in the event of an incident, enabling precise reconstruction of every action, identification of anomalous activity, and, where possible, recovery of affected assets.

Infrastructure Security

The Company’s backend infrastructure is hosted on Digital Ocean using Kubernetes-based containerized deployments with network segmentation, role-based access controls, and isolated execution environments for each service component. All internal system access - including access to production infrastructure, databases, and the GitHub repositories hosting the OTCM Protocol codebase - is protected by Tailscale zero-trust private networking. Tailscale enforces device authentication and identity-based access policies, ensuring that no system or service is exposed to the public internet unless explicitly intended.

The OTCM Protocol codebase is maintained in private GitHub repositories with role-based access controls restricting read and write permissions to authorized developers. All code changes to production branches require peer review and approval before merging. The Company employs Flux for GitOps-based deployment automation, which maintains a declarative record of all infrastructure configurations and enforces that production deployments match approved repository state, reducing the risk of unauthorized or undocumented configuration changes.

The OTCM Protocol relies on the Solana blockchain as its Layer-1 settlement layer. Disruptions to Solana network availability, including network congestion or validator outages, could temporarily affect platform operations. The Company mitigates this dependency by implementing multi-RPC fallback systems that automatically route requests to alternative Solana RPC endpoints when a primary endpoint becomes unavailable, maintaining transaction processing continuity during periods of network stress.

Issuer and Investor Data Security

The OTCM Protocol requires issuers and investors to complete KYC (Know Your Customer) and AML (Anti-Money Laundering) verification as a condition of platform access. This process collects and processes identity documentation and personal financial information subject to applicable data protection requirements. The Company implements encryption in transit and at rest for all personally identifiable information and restricts access to KYC/AML data to authorized compliance personnel only. The Company’s insider trading and confidentiality policy expressly prohibits personnel from disclosing, using, or retaining non-public information about issuers, token holders, trading volumes, or technical vulnerabilities.

Third-Party and Custodial Risk Management

Empire Stock Transfer, Inc., the Company’s SEC-registered transfer agent and Series M Preferred Share custodian, maintains independent physical and electronic security for share records held in perpetual custody on behalf of ST22 token issuers. Empire Stock Transfer operates as a regulated transfer agent subject to SEC oversight. The Company reviews the custodial and security arrangements of Empire Stock Transfer on an ongoing basis as part of its related-party oversight procedures. Securitize, Inc., the Company’s planned Security Token Offering platform, maintains its own independent cybersecurity program subject to applicable financial services regulatory standards.

External Security Assessment

As of December 31, 2025, the Company has not engaged an independent third-party cybersecurity assessor or penetration testing firm to conduct a formal external audit of the OTCM Protocol smart contracts or infrastructure. The Company’s development methodology - including formal verification, fuzz testing, and internal code review - constitutes the primary security assurance process at this stage of platform development. Management intends to commission a formal third-party smart contract security audit prior to full commercial launch of the OTCM Protocol platform, and to engage a qualified penetration testing firm to assess backend infrastructure security on an annual basis following commercial launch.

Material Cybersecurity Incidents

The Company has not experienced any cybersecurity incidents during the fiscal year ended December 31, 2025 or in any prior period that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition. There are no material cybersecurity threats currently known to management that meet the materiality threshold for disclosure. This assessment does not guarantee that the Company will not experience a material cybersecurity incident in the future. See Item 1A Risk Factor 14 for a discussion of cybersecurity risks that could materially affect the Company.

ITEM 2. PROPERTIES

The Company’s principal office is located at 12 Daniel Rd East, Fairfield, NJ 07004. The Company’s software development operations are conducted through its subsidiary in Medellin-Bogota, Colombia. The Company believes its current facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

On May 14, 2021, George Kuper, a former employee of the Company, filed a complaint against the Company in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 2021-011579-CA-01), alleging breach of contract related to a verbal employment arrangement. The Company did not file a timely response, and on July 18, 2023, the Court entered a default judgment in favor of Mr. Kuper in the amount of $521,256, plus attorneys’ fees and costs.

On February 19, 2025, the Company entered into a Share Purchase Agreement (the “SPA”) with Pineapple Express Cannabis Company (“PNXP”), pursuant to which the Company exchanged substantially all of its legacy assets and liabilities - including the Kuper judgment - for an 87% controlling interest in PNXP. As a result, all obligations arising from the Kuper judgment were assumed by PNXP effective February 19, 2025. The Company has no further liability with respect to this matter as of December 31, 2025, and the judgment is not recorded on the Company’s balance sheet.

The Company is not currently involved in any other material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is currently quoted on the Expert Market tier of OTC Markets Group under the ticker symbol "GROO" (formerly "SANP"). On May 6, 2025, FINRA declared and made effective the Company's name change from Santo Mining Corp. to Groovy Company, Inc., the OTC Markets ticker symbol change from "SANP" to "GROO", and a 2,500-for-1 reverse stock split of the common stock. As of December 31, 2025, there were 7,384,006 shares of common stock outstanding (retroactively adjusted for the reverse split; pre-split shares outstanding were 18,436,585,961). Rule 15c2-11 Status: The Company has lost its Rule 15c2-11 eligibility and its common stock is quoted on the Expert Market, which restricts trading to sophisticated investors and limits general retail investor access. The Company is in the process of restoring Rule 15c2-11 eligibility through the filing of a Form 211 with FINRA. There is no assurance as to the timing or outcome of this process. The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Groovy Company, Inc. (the “Company”) was incorporated in Nevada on July 8, 2009, and subsequently redomiciled to Wyoming in July 2021. During the fiscal year ended December 31, 2025, the Company significantly advanced its OTCM Protocol blockchain platform, achieving beta validation with $7,000,000+ in processed liquidity and capitalizing its internally developed software at a cost-based value of $19,510,400 representing 67% completion of the Layer-2 infrastructure.

Results of Operations for the Years Ended December 31, 2025 and 2024:

Revenue and cost of goods sold

For the year ended December 31, 2025 and 2024, the Company generated revenues of $211,877 and $3,600, respectively. Cost of goods sold was $1,500 and $0, respectively, resulting in gross profit of $210,377 and $3,600, respectively.

Operating expenses

Total operating expenses for the year ended December 31, 2025 were $567,763. Principal expense categories included: contract labor ($156,126), legal and accounting services ($100,258), office expenses ($21,578), per diem ($13,360), rent ($11,150), advertising and marketing ($5,967), travel ($4,258), bank fees ($3,852), dues and subscriptions ($2,960), utilities ($2,864), and other expenses. Officer compensation of $225,000 was accrued during the year under three-year employment agreements executed on September 30, 2025, at an annual base salary of $150,000 per officer (Berj Abajian, Patrick Mokros, and Franjose Yglesias), covering the period July 1 through December 31, 2025. This amount is reflected as accrued officer compensation on the balance sheet and is a non-cash operating expense for the year.

Other income (expense)

Other income for the year ended December 31, 2025 included the gain on the Share Purchase Agreement with Pineapple Express Cannabis Company (PNXP) totaling $7,809,856 recognized during the nine months ended September 30, 2025. Additional other income (expense) items for Q4 2025 are subject to year-end close procedures.

Net Income (Loss)

The net income for the year ended December 31, 2025 was $7,449,800, or $1.01 per basic and diluted share based on 7,384,006 weighted average shares outstanding.

Intangible Assets - OTCM Protocol Software Platform

During the fiscal year ended December 31, 2025, the Company received the OTCM Protocol software platform via an IP Assignment Agreement effective June 12, 2025, recorded as an intangible asset at fair value of $19,510,400 under ASC 845 (Nonmonetary Transactions) and ASC 820 Level 3 (replacement cost). The platform comprises 560,000 lines of original logical code assessed at $52.00/LOC (conservative low-end benchmark per CISQ/Capers Jones) multiplied by a 67% weighted completion factor. See Note 13. The software was recorded at $19,510,400, representing the 67% weighted completion factor as of December 31, 2025, validated by the Company’s January 24, 2026 software valuation report.

The platform comprises 560,000 lines of original logical code across 12 principal components including Transfer Hook Security, Custom AMM Engine, DAO Governance, OTCM CEDEX, and Web3 Wallet infrastructure, assessed at a conservative rate of $52.00 per line of code (low-end rate, per CISQ/Capers Jones industry benchmarks), multiplied by a 67% weighted completion factor.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

As of December 31, 2025, the Company had $77 in cash and cash equivalents (bank accounts) and blockchain-based current assets of $61,555 (GROO ST22 Security Tokens - beta minting; see Note 14), for total current assets of $61,632. Total assets were $19,772,032, principally comprised of the $19,510,400 OTCM Protocol software intangible asset. The Company has relied primarily upon capital generated from public and private offerings of its securities and related party advances.

The Company sustained a net income of $7,449,800 for the year ended December 31, 2025. The Company has limited cash of $77 at December 31, 2025. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans to address the going concern include: (a) completion of a $20 million Security Token Offering under SEC Rule 506(c), (b) revenue generation from transaction fees upon platform launch, and (c) SOL treasury staking income of approximately $480,000 to $640,000 annually.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the periods indicated:

	Year Ended Dec. 31, 2025	Year Ended Dec. 31, 2024
Cash flows from operating activities	$(136,107)	$(232,409)
Cash flows from investing activities	$-	-
Cash flows from financing activities	$134,000	$234,500

Going Concern

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. The Company’s management has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash-flow-positive operating results.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOTE: The following financial statements are UNAUDITED and have not been reviewed or reported upon by an independent registered public accounting firm. These statements are the sole responsibility of management and are being filed on an unaudited basis. No independent audit has been performed or is planned for the current fiscal year.

GROOVY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

These consolidated financial statements have not been audited by an independent registered public accounting firm. They are presented on an unaudited basis. No independent audit has been performed or is planned for the fiscal year ended December 31, 2025. The financial statements are the responsibility of the Company’s management.

GROOVY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2025 (Unaudited) and 2024 (Audited)

	Dec. 31, 2025 (Unaudited)	Dec. 31, 2024 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	77	2,184
GROO ST22 Security Tokens - beta minting (Note 14)	61,555
Total Current Assets	61,632	2,184

Property, plant and equipment, net		54,854
Intangible assets, net (Note 13)	19,510,400	190,000
Series M Preferred Shares - MSPC & GRLF (Note 14)	200,000

TOTAL ASSETS	19,772,032	247,038

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	37,137	47,419
Accrued compensation - officers	225,000	562,500
Accrued interest		931,871
Convertible note payable, net of discount	75,000	3,678,753
Note payable, related party	44,500	70,433
Accrued interest - related party (Note 8)	2,670
Derivative liability		3,122,985
Warrant liability		5,000
Total Current Liabilities	384,307	8,418,961
TOTAL LIABILITIES	384,307	8,418,961

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Preferred Stock	45,000	350,000
Common stock	74	74
Additional paid-in capital	19,178,923	2,181,277
Stock to be issued (Note 9)	630,800	630,800
Accumulated deficit	(472,097)	(11,339,099)
Accumulated other comprehensive income (loss)	5,025	5,025
Total Stockholders’ Equity (Deficit)	19,387,725	(8,171,923)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	19,772,032	247,038

Source: Santo Mining Corp. Audited FS 2024 + Groovy Company, Inc. 10-K v39 (FY2025)

GROOVY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 (Unaudited) and 2024 (Audited)

	Year Ended Dec. 31, 2025 (Unaudited)	Year Ended Dec. 31, 2024 (Audited)
Revenue	211,877	3,600
Cost of goods sold	1,500
Gross Profit	210,377	3,600

Operating Expenses
Professional fees	100,258	19,112
Contractor costs	156,126	79,709
Accrued compensation - officers	225,000	-
Selling, general & administrative	48,925	527,536
Rent expense		35,982
Amortization - software platform
Depreciation	37,452	37,452
Total Operating Expenses	567,763	699,791

Loss from Operations	(357,386)	(696,191)

Other Income (Expense)
Gain on SPA with Pineapple Express (PNXP)	7,809,856
Interest income		1,829
Interest expense		(593,525)
Interest expense - derivative liability		(98,106)
Gain on extinguishment of debt
Change in derivative liability		(713,237)
Interest expense - related party	(2,670)
Income taxes
Total Other Income (Expense)	7,807,186	(1,403,039)

Net Income (Loss)	7,449,800	(2,099,230)

Foreign currency translation
Comprehensive Income (Loss)	7,449,800	(2,099,230)

Per Share Data
Basic and diluted net income (loss) per share	$1.01	($0.28)
Weighted average shares outstanding	7,384,006	7,384,006

Source: Santo Mining Corp. Audited FS 2024 + Groovy Company, Inc. 10-K v39 (FY2025)

GROOVY COMPANY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2025 (Unaudited) and 2024 (Audited)

	Preferred Shares	Preferred Amount	Common Shares	Common Amount	Additional Paid-In Capital	Stock to Be Issued	Accumulated Deficit	AOCI	Total SE (Deficit)
2024 (Audited)
Balance, January 1, 2024	350,000,000	350,000	18,436,585,961	184,366	2,143,111	630,800	(9,232,345)	5,025	(5,919,043)
Original convertible debt discount	-	-	-	-	(146,126)	-	-	-	(146,126)
Net loss	-	-	-	-	-	-	(2,106,754)	-	(2,106,754)
Balance, December 31, 2024	350,000,000	350,000	18,436,585,961	184,366	1,996,985	630,800	(11,339,099)	5,025	(8,171,923)

2025 (Unaudited)
Balance, January 1, 2025	350,000,000	350,000	7,384,006	74	2,181,277	630,800	(11,339,099)	5,025	(8,171,923)
Wyoming reincorporation - cancellation of 350,000,000 Series A shares	(350,000,000)	(350,000)	-	-	(2,700,510)	-	-	-	(3,050,510)
Issuance of 45,000,000 Series A shares - IP Assignment to founder	45,000,000	45,000	-	-	19,465,400	-	-	-	19,510,400
Net income	-	-	-	-	-	-	7,449,800	-	7,449,800
Balance, December 31, 2025	45,000,000	45,000	7,384,006	74	19,178,923	630,800	(472,097)	5,025	19,387,725

Source: Santo Mining Corp. Audited FS 2024 + Groovy Company, Inc. 10-K v39 (FY2025)

GROOVY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 (Unaudited) and 2024 (Audited)

	Year Ended Dec. 31, 2025 (Unaudited)	Year Ended Dec. 31, 2024 (Audited)
OPERATING ACTIVITIES
Net income (loss)	7,449,800	(2,099,230)
Non-cash protocol service revenue - Series M preferred shares received	(200,000)
Change in fair value of derivatives		713,237
Amortization of debt discount		98,106
Depreciation and amortization	37,452	37,453
Gain on SPA with PNXP	(7,809,856)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	37,137
Accrued compensation	225,000	450,000
Accrued interest and default principal		568,025
Accrued interest - related party	2,670
Other	1,454
Operating WC liabilities assumed by PNXP in SPA - non-cash (Note 13)	120,236
Net Cash Used in Operating Activities	(136,107)	(232,409)

INVESTING ACTIVITIES
Net Cash Provided by (Used in) Investing Activities

FINANCING ACTIVITIES
Proceeds from convertible notes payable	89,500	234,500
Proceeds from note payable - related party	44,500
Net Cash Provided by Financing Activities	134,000	234,500

Net Increase (Decrease) in Cash	(2,107)	2,091
Cash at Beginning of Period	2,184	93
Cash at End of Period	77	2,184
SUPPLEMENTAL - NON-CASH TRANSACTIONS
OTCM Protocol software capitalized via IP Assignment (Note 13)	19,510,400
PNXP SPA - net non-cash gain on share exchange	7,809,856
ATM settlement - accrued officer comp settled via 50 ATMs		562,500
Series M preferred shares received for ST22 services (MSPC & GRLF)	200,000
Accounts payable assumed by PNXP in SPA	47,419
Other operating WC liabilities assumed by PNXP in SPA	120,236
Original debt discount - notes with derivative liability		234,500

Source: Santo Mining Corp. Audited FS 2024 + Groovy Company, Inc. 10-K v39 (FY2025)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The following significant non-cash transactions occurred during the year ended December 31, 2025 and are excluded from the statements of cash flows:

(1) OTCM Protocol Software Platform Capitalization: The Company recorded the OTCM Protocol software platform as an intangible asset at $19,510,400, representing a non-cash contribution of equity. No cash was exchanged.

(2) Gain on Share Purchase Agreement with Pineapple Express Cannabis Company: The Company recognized a non-cash gain of $7,809,856 on the PNXP Share Purchase Agreement, representing the excess of the fair value of the 87% controlling interest received over the net book value of assets transferred. No cash was exchanged.

(3) Settlement of Accrued Officer Compensation via ATM Inventory Transfer: The Company settled $562,500 of legacy accrued officer compensation through the non-cash transfer of 50 ATM units to Franjose Yglesias, Chief Technology Officer. No cash was exchanged.

(4) Net Working Capital Assumed by Pineapple Express Cannabis Company - PNXP SPA Working Capital Elimination ($167,655): Pursuant to the February 19, 2025 Share Purchase Agreement, PNXP assumed net legacy working capital liabilities of $167,655, including legacy accrued interest of $931,871 and other pre-SPA operating liabilities not attributable to post-SPA OTCM Protocol operations. Because these items transferred to PNXP as part of a single non-cash exchange transaction, the associated working capital changes are reclassified from operating activities and disclosed here as a non-cash supplemental item in accordance with ASC 230-10-50. This reclassification adjusts operating cash used from $(303,762) to $(136,107) and is the primary reconciling item between operating activities and the net change in cash. No cash was received or paid.

(5) GROO ST22 Beta Token Minting: During December 2025, the Company minted 1,000,000,000 GROO ST22 Security Tokens on the Solana blockchain, backed 1:1 by 1,000,000,000 shares of the Company’s own Series “M” Preferred Stock held in perpetual custody at Empire Stock Transfer, Inc. The digital asset holdings of $61,555 represent the SOL-pegged fair market value as of December 31, 2025 (ASC 820, Level 2). No USD cash was exchanged. See Note 14.

(6) Receipt of Series M Preferred Shares as ST22 Token Backing Collateral - MSPC & GRLF: The Company received 1,000,000,000 Series “M” Preferred Shares each from MSPC and GRLF ($100,000 par value each, $200,000 total) as permanent 1:1 ST22 token backing collateral held in perpetuity by Empire Stock Transfer, Inc. This non-cash transaction is recorded as protocol service revenue of $200,000 and a non-current asset of $200,000. No cash was exchanged. See Note 14. Note: The statement of cash flows is prepared on the indirect method basis and reflects management’s best estimates as of the date of this filing.

GROOVY COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2025

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Groovy Company, Inc. (the “Company”) is a Wyoming corporation (formerly Santo Mining Corp., formerly Santa Pita Corp.) focused on blockchain-based financial infrastructure. The Company’s principal product is OTCM Protocol, a Layer-2 blockchain platform on Solana that creates ST22 Security Tokens - issuer-sponsored tokenized securities under the Solana SPL Token-2022 standard - backed 1:1 by Series “M” Preferred Shares of OTC microcap companies. The Company was incorporated in Nevada on July 8, 2009, and redomiciled to Wyoming in July 2021.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates include the valuation of intangible assets (software platform), useful life determinations, going concern assessment, and fair value measurements. Actual results could differ from those estimates.

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. Cash at December 31, 2024, was $2,184.

The Company received the OTCM Protocol software platform pursuant to an Intellectual Property Assignment Agreement dated June 12, 2025, accounted for as a nonmonetary transaction under ASC 845 (Nonmonetary Transactions). The intangible asset was recognized at fair value on the date of the IP Assignment using a replacement cost methodology under ASC 820 (Fair Value Measurement), Level 3 inputs, as no observable market price exists for the unique custom blockchain platform. Subsequent to initial recognition, the asset is classified and accounted for as internal-use software under ASC 350-40, as the platform is developed and operated exclusively by the Company. Upon commercial launch, capitalized software costs will be amortized on a straight-line basis over the estimated useful life of five (5) years. See Note 13 for complete valuation disclosure, including legal basis, LOC count methodology, benchmark rate sourcing, completion factor support, and impairment assessment.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue from the OTCM Protocol platform is derived from transaction fees (5% of trading volume), tokenization services, staking rewards, and platform licensing, each recognized when the performance obligation is satisfied.

The Company accounts for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of dilutive securities. For the year ended December 31, 2025, weighted average shares outstanding were 7,384,006.

NOTE 3 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS

During the preparation of the annual financial statements for the year ended December 31, 2025, the Company identified a misclassification in the equity section of the previously reported financial statements for the period ended December 31, 2023 (as filed in the quarterly reports for the three and nine month periods ended September 30, 2025). The restatement arises from the accounting presentation of the February 2025 Wyoming reincorporation and Share Purchase Agreement with Pineapple Express Cannabis Company (“PNXP”), which required retrospective reclassification of certain convertible debt discount accretion amounts that had been recorded against additional paid-in capital and accumulated deficit in prior interim periods.

Specifically, $232,756 in convertible debt discount accretion previously recorded as a reduction to additional paid-in capital during fiscal year 2023 has been reclassified to accumulated deficit to conform with the presentation adopted in connection with the Wyoming reincorporation. This reclassification has no effect on total stockholders’ equity or on net income (loss) for any period presented. The amounts were previously included in additional paid-in capital and have been reclassified to accumulated deficit to more accurately reflect the economic substance of these charges.

Impact on January 1, 2024 Opening Balances

The following table summarizes the effect of the restatement on the consolidated balance sheet as of December 31, 2023 (which represents the opening balance for the year ended December 31, 2024):

	As Previously Reported	Adjustment	As Restated
	December 31, 2023
Preferred Series A - par value	$350,000	-	$350,000
Common stock - par value	$74	-	$74
Additional paid-in capital	$2,327,403	$232,756	$2,560,159
Stock to be issued	$630,800	-	$630,800
Accumulated deficit	$(9,232,113)	$(232,756)	$(9,464,869)
Accumulated other comprehensive income	$5,025	-	$5,025
Total stockholders’ deficit	$(5,918,811)	$-	$(5,918,811)

There is no impact on the Company’s consolidated statements of operations, cash flows, or total stockholders’ equity for any period presented. Management has evaluated the quantitative and qualitative factors and concluded that this restatement is not material to previously issued financial statements, but has elected to restate for comparability and consistency.

NOTE 4 – GOING CONCERN

The Company reported net income of $7,449,800 for the year ended December 31, 2025, which includes a non-recurring gain of $7,809,856 on the Share Purchase Agreement with Pineapple Express Cannabis Company. Excluding this non-recurring item, the Company had an operating loss of $357,386. The Company had cash of $77 and total current liabilities of $384,307 as of December 31, 2025. Due to the non-recurring nature of the SPA gain and the Company’s minimal cash position, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date of these financial statements.

Management’s plans to alleviate the going concern doubt include: (a) completion of the $20,000,000 Security Token Offering under SEC Rule 506(c); (b) completion of the OTCM Protocol platform, currently 67% developed; (c) revenue generation from transaction fees upon platform launch; (d) SOL treasury staking income estimated at $480,000 to $640,000 annually; and € continued support from officers and directors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment was fully transferred as part of the Pineapple Express (PNXP) Share Purchase Agreement during the nine months ended September 30, 2025. As of December 31, 2025, property, plant and equipment, net is $0 (December 31, 2024: $54,854).

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2025, convertible notes payable were $75,000 (December 31, 2024: $3,678,753, net of discount of $46,627). The notes bear interest at varying rates. The majority of prior convertible notes were extinguished through the Pineapple Express (PNXP) Share Purchase Agreement during Q1-Q3 2025 (Q3 balance was $45,000). Additional financing of $30,000 was raised in Q4 2025, bringing the year-end balance to $75,000.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2025 and December 31, 2024 consisted of the following:

	Dec. 31, 2025	Dec. 31, 2024
Accounts payable and accrued expenses	$37,137	$47,419
Accrued compensation - officers	225,000	562,500
Accrued interest	-	931,871
Accrued interest - related party	2,670	-
Total accrued liabilities	$264,807	$1,541,790

Transfer Hook Security Foundation	Rust/Anchor	80,000	Very High
Custom AMM Engine	Rust/Anchor	60,000	Very High
DAO Governance System	Rust/Anchor	50,000	High
Issuer Staking Nodes	Rust/TypeScript	45,000	High
Bonding Curve Mechanism	Rust/Anchor	40,000	High
OTCM CEDEX	TypeScript/React	70,000	High
OTCM Web3 Wallet (iOS/Android)	React Native	65,000	High
OTCM Token Engine	Rust/Anchor	35,000	High
API Layer & Backend	TypeScript/Node.js	40,000	Medium
Fee Discount System	Rust/Anchor	25,000	Medium
Reward Distribution	Rust/Anchor	30,000	Medium
Admin Dashboard & Monitoring	React/TypeScript	20,000	Medium
TOTAL		560,000	Very High Overall

NOTE 8 - INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes. For the year ended December 31, 2025, the Company recorded net income of $7,449,800, which includes a non-recurring, non-cash gain of $7,809,856 on the PNXP Share Purchase Agreement. Excluding this non-recurring item, the Company had an operating loss of $357,386. The Company has established a full valuation allowance against all net deferred tax assets, as management has determined that it is more likely than not that the deferred tax assets will not be realized given the Company’s history of operating losses and early stage of development. Accordingly, no income tax benefit or expense has been recorded for the year ended December 31, 2025. The Company files income tax returns in the United States federal jurisdiction and the State of Wyoming.

NOTE 9 - RELATED PARTY TRANSACTIONS

(a) Note Payable - Chief Technology Officer

During the year ended December 31, 2025, Franjose Yglesias, the Company’s Chief Technology Officer and a member of the Board of Directors, advanced an aggregate of $44,500 to the Company to fund working capital and general operating expenses. The advances are evidenced by a demand promissory note bearing interest at 8% per annum, with no fixed maturity date, repayable upon demand by the holder. As of December 31, 2025, the outstanding principal balance was $44,500 and accrued interest was $2,670, representing interest accrued from approximately April 1, 2025 through December 31, 2025 ($44,500 × 8% × 9/12). This note is presented as “Note payable, related party - Franjose Yglesias, CTO” and “Accrued interest - related party” in the current liabilities section of the balance sheet.

(b) IP Assignment Agreement

On June 12, 2025, the Company entered into an Intellectual Property Assignment Agreement (the “IP Assignment”) with Franjose Yglesias, the Company’s Chief Technology Officer, pursuant to which Mr. Yglesias assigned to the Company all right, title, and interest in and to the OTCM Protocol software platform, including all source code, architecture, documentation, trade secrets, and derivative works (collectively, the “Assigned IP”). The IP Assignment was authorized by the Board of Directors, with the disinterested directors finding that the transaction was fair to the Company and that the fair value of the Assigned IP was not less than the value of the consideration issued.

As consideration for the IP Assignment, the Company issued 100,000,000 shares of Series A Preferred Stock to Mr. Yglesias at a purchase price of $0.001 per share (aggregate purchase price of $100,000). On July 1, 2025, Mr. Yglesias returned 85,000,000 of those shares to the Company’s treasury, resulting in a net issuance of 15,000,000 shares to Mr. Yglesias. The full Series A transaction sequence is set forth in Note 10. The fair value of the Assigned IP was determined to be $19,510,400 using a replacement cost methodology under ASC 820 (Fair Value Measurement), Level 3 inputs, as described in Note 13. The transaction was recorded as a nonmonetary exchange under ASC 845, with the intangible asset recognized at the fair value of the consideration received. The $19,510,400 fair value of the intangible asset was established independently through the replacement cost methodology; the Series A shares were issued at par value consistent with the Company’s pre-revenue, pre-commercialization stage as of the transaction date. This transaction is disclosed as a related party transaction due to Mr. Yglesias’s position as an officer and director of the Company. See Note 13 for complete valuation disclosure.

(c) Employment and Director Agreements

On September 30, 2025, the Company entered into ten-year employment and board of director agreements with its three executive officers: Berj Abajian (CEO), Patrick Mokros (COO), and Franjose Yglesias (CTO), each at an annual base salary of $150,000. As of December 31, 2025, no cash compensation had been paid under these agreements. Accrued officer compensation of $225,000 is included in accrued liabilities on the balance sheet, representing six months of accrual for three officers at $150,000 per annum ($75,000 per officer) for the period July 1, 2025 through December 31, 2025.

As part of their employment agreements, each of Berj Abajian and Patrick Mokros received 15,000,000 shares of Series A Preferred Stock at a purchase price of $0.001 per share (aggregate purchase price of $15,000 per executive), subject to a three-year vesting schedule with a one-year cliff. The vesting commencement date is September 30, 2025. No shares have vested as of December 31, 2025, as the one-year cliff date of September 30, 2026 had not been reached. The shares were issued at par value; accordingly, no stock-based compensation expense has been recorded.

NOTE 10 - STOCKHOLDERS’ EQUITY

Authorized Capital

The Company’s authorized capital structure as of December 31, 2025 is as follows:

Class	Authorized	Par Value
Common Stock	100,000,000	$0.00001
Series A Preferred	100,000,000	$0.001
Series B Preferred	200,000,000	$0.001
Series C Preferred	200,000,000	$0.001
Series S Preferred	200,000,000	$0.001
Series M Preferred	1,000,000,000	$0.0001

Series A Preferred Stock - Transaction Sequence

Series A Preferred Stock carries 100 votes per share and is permanently non-convertible, representing the Company’s control block. The following transactions occurred during the year ended December 31, 2025:

Date	Transaction	Shares
June 12, 2025	IP Assignment - issued to F. Yglesias	100,000,000
July 1, 2025	F. Yglesias returns shares to treasury	(85,000,000)
September 30, 2025	Issued to B. Abajian (employment)	15,000,000
September 30, 2025	Issued to P. Mokros (employment)	15,000,000
December 31, 2025	Outstanding - three officers (15M each)	45,000,000
December 31, 2025	Treasury (unissued)	55,000,000

Common Stock

Common stock carries no voting rights. As of December 31, 2025, 7,384,006 shares of common stock were issued and outstanding, reflecting the 2,500-for-1 reverse stock split effective May 6, 2025 (pre-split shares: 18,436,585,961). The reverse split was declared effective by FINRA on May 6, 2025.

Additional Paid-in Capital

Additional paid-in capital of $19,178,923 as of December 31, 2025 reflects primarily the fair value of the OTCM Protocol intangible asset ($19,510,400) less par value of the 100,000,000 Series A shares issued as consideration ($100,000), net of the par value credit upon return of 85,000,000 shares to treasury ($85,000), and other equity transactions.

Stock to Be Issued

Stock to be issued of $630,800 represents equity committed but not yet formally issued as of December 31, 2025, carried forward from prior periods.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Employment Commitments

The Company has entered into ten-year employment agreements with its three executive officers at an annual base salary of $150,000 each, for aggregate committed compensation of $450,000 per year through September 30, 2035. As of December 31, 2025, accrued but unpaid compensation totaled $225,000.

Legal Proceedings

See Item 3. Legal Proceedings. The Kuper judgment was transferred to Pineapple Express Cannabis Company pursuant to the February 19, 2025 Share Purchase Agreement. The Company has no further liability with respect to this matter as of December 31, 2025.

Token Obligations

As the Company develops the OTCM Protocol platform, it has made commitments to prospective issuers to facilitate the creation of ST22 Security Tokens. These commitments are contingent upon completion of the platform and are not recorded as liabilities as of December 31, 2025, as the performance obligations have not yet been triggered.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued and has identified the following material subsequent events:

Executive Appointments (February 2026). In February 2026, the Company appointed Jeff Turner as Chief Legal Counsel and John Morgan as Vice President of Issuer Services, each pursuant to a ten-year employment agreement at an annual base salary of $150,000. Each new officer received 15,000,000 shares of Series A Preferred Stock subject to the standard three-year vesting schedule with a one-year cliff. Following these issuances, total Series A Preferred Stock issued and outstanding increased from 45,000,000 to 75,000,000 shares, with 25,000,000 shares remaining in treasury.

IP Assignment Agreement (2026). The Company and Franjose Yglesias, Chief Technology Officer, executed a formal Intellectual Property Assignment Agreement memorializing the June 12, 2025 transfer of the OTCM Protocol software platform to the Company. The executed agreement confirms the terms described in Note 9(b) above.

NOTE 13 - INTANGIBLE ASSETS - OTCM PROTOCOL SOFTWARE PLATFORM

13.1 Legal Basis for Asset Recognition

On June 12, 2025, Franjose Yglesias, the Company’s Chief Technology Officer, assigned to Groovy Company, Inc. all right, title, and interest in the OTCM Protocol software platform pursuant to an Intellectual Property Assignment Agreement (the “IP Assignment”). The IP Assignment was authorized by the Board of Directors, with the disinterested directors (Berj Abajian and Patrick Mokros) finding that the transaction was fair to the Company. The Company has full legal ownership of the OTCM Protocol codebase, architecture, documentation, and all associated intellectual property as of June 12, 2025. See Note 9(b) for related party disclosure.

13.2 Initial Recognition - Accounting Basis

The IP Assignment was a nonmonetary transaction accounted for under ASC 845 (Nonmonetary Transactions). The intangible asset was recognized at the fair value of the asset received, determined using ASC 820 (Fair Value Measurement), Level 3 inputs (replacement cost methodology), as no observable market price exists for a unique custom blockchain protocol (no Level 1 or Level 2 inputs were available). The asset is subsequently accounted for as internal-use software under ASC 350-40, as the OTCM Protocol is developed and operated exclusively by the Company to generate transaction fee revenue from OTC securities tokenization services. No amortization has commenced as of December 31, 2025, as the platform remains in the application development stage.

13.3 LOC Count and Repository Verification

The OTCM Protocol codebase is maintained in the Company’s GitHub repository. The line of code count was determined by running the open-source CLOC (Count Lines of Code) utility against the repository, configured to exclude third-party libraries, imported dependencies, blank lines, and comment lines, counting only original logical lines of code authored by the Company’s development team. The count as of the valuation date was 560,000 lines of logical code (LOC). The GitHub repository is available for independent verification by the Company’s auditors upon request.

13.4 Benchmark Rate - $/LOC

The cost-per-line-of-code benchmark was derived from industry data published by the Consortium for Information and Software Quality (CISQ) and research compiled by Capers Jones in “The Economics of Software Quality” (Addison-Wesley Professional, 2012), which document fully-loaded replacement cost rates for software systems across complexity tiers. The following benchmark table was applied:

Complexity Level	Low $/LOC	High $/LOC
General / Co-located	$2.88	$3.98
Blockchain / Fintech	$15.00	$40.00
Complex / High-Quality	$52.00	$103.00
OTCM Classification	$52.00 (applied)	$103.00

The OTCM Protocol is classified at the Complex/High-Quality tier based on: (1) Layer-2 blockchain architecture with 8-layer stack on Solana; (2) SPL Token-2022 with Transfer Hook Extensions implementing 42 custom security controls; (3) Custom AMM Engine (incompatible with standard DEX infrastructure due to Token-2022 Transfer Hooks); (4) SEC Rule 506(c) / KYC/AML regulatory compliance integration; (5) Real-time oracle network integration; (6)

Native iOS/Android multi-wallet infrastructure; (7) DAO governance system with on-chain voting; and (8) Federated Liquidity Protocol (FLP) architecture. The Company has elected to apply the low-end rate of $52.00/LOC to present the most conservative and supportable value.

13.5 Development Completion Assessment

The recorded asset value reflects a 67% completion factor, representing management’s assessment of the proportion of the OTCM Protocol development work completed as of December 31, 2025. The completion factor was determined by evaluating the status of each major development phase, weighting each phase by its proportion of total development effort, and computing the weighted average completion percentage as follows:

Development Phase	% of Total Effort	% Complete
Core SPL Contract Layer (Transfer Hook, Token-2022)	20%	100%
AMM Engine (Custom DEX logic)	15%	100%
Security Framework (42 security controls)	10%	100%
DAO Governance (On-chain voting)	10%	50%
Oracle Network (Real-time price feeds)	10%	75%
Web3 Wallet iOS/Android (Mobile apps)	10%	40%
API Layer & Backend (TypeScript/Node.js)	5%	60%
Regulatory Compliance Layer (KYC/AML)	5%	50%
AI Predictive Market Module	5%	0%
Admin Dashboard (Monitoring/reporting)	5%	0%
Staking Infrastructure (Reward distribution)	5%	0%
Weighted Total Completion	100%	67%

13.6 Calculation Summary

Valuation Component	Amount
Lines of Logical Code (LOC) - original, non-library	560,000
Cost per LOC - Complex/High-Quality (Low rate)	$52.00
Full Replacement Cost (100% complete)	$29,120,000
Development Completion Factor	67%
Recorded Asset Value	$19,510,400

The recorded value of $19,510,400 represents 560,000 lines of logical code at $52.00 per LOC (low-end of the Complex/High-Quality range, as documented by CISQ/Capers Jones industry benchmarks) multiplied by the 67% weighted completion factor. The use of the low-end benchmark rate is a deliberate conservative election. Application of the mid-rate of $52.00/LOC at 67% completion would yield a current asset value of $27,562,800. The Company has elected the more conservative low-rate floor of $19,510,400 as the most supportable and defensible value for financial reporting purposes.

13.7 Amortization Policy

Upon completion of the platform and commencement of commercial operations, the capitalized software costs will be amortized on a straight-line basis over the estimated useful life of five (5) years, commencing upon commercial deployment, consistent with ASC 350-40-35. As of December 31, 2025, the platform remains in the application development stage; accordingly, no amortization has been recorded. The Company estimates full platform completion and commercial launch in 2026. Technological feasibility was established upon the successful beta deployment of the core SPL contract layer and AMM engine, validated by 3 beta-testing companies (GROO, MSPC, and GRLF), prior to June 12, 2025.

13.8 Impairment Assessment

The Company evaluates the OTCM Protocol intangible asset for impairment annually and whenever triggering events indicate that the carrying value may not be recoverable, per ASC 350-40-35. As of December 31, 2025, management assessed the following indicators: (1) the platform continues active development with no abandonment; (2) beta testing with 3 OTC companies has been completed successfully; (3) the Company is proceeding toward commercial launch in 2026; and (4) no technological obsolescence or market changes have been identified that would impair the asset’s future economic benefit. Management concluded that no impairment exists as of December 31, 2025.

13.9 Intangible Asset Rollforward

	Year Ended Dec. 31, 2025	Year Ended Dec. 31, 2024
Balance, beginning of year	$ -	$ -
IP Assignment - OTCM Protocol (Note 9(b))	19,510,400	-
Amortization	-	-
Impairment	-	-
Balance, end of year	$ 19,510,400	$ -

Note: The $190,000 intangible asset balance at December 31, 2024 relates to assets held by the predecessor operations of Santo Mining Corp. These assets were transferred to Pineapple Express Cannabis Company (PNXP) as part of the February 19, 2025 Share Purchase Agreement. Accordingly, the beginning balance for the OTCM Protocol intangible asset is $- as of January 1, 2025.

13.10 GAAP Standards Applied

ASC 845: Nonmonetary Transactions - recognition of asset received in nonmonetary exchange; ASC 820: Fair Value Measurement - Level 3 inputs for replacement cost methodology; ASC 350-40: Internal-Use Software - classification and ongoing accounting for software developed for internal use; ASC 350-40-35: Impairment assessment framework for internal-use software; ASC 718: Stock-Based Compensation - applied in assessing consideration for equity issued in connection with IP assignment and executive compensation.

13.11 Management’s Representations

Management of Groovy Company, Inc. represents that: (1) the Company holds full legal ownership of the OTCM Protocol software platform pursuant to the IP Assignment Agreement dated June 12, 2025; (2) the software valuation does not contain any untrue statement of material fact; (3) the 560,000 LOC count was determined using the CLOC utility on the Company’s GitHub repository, excluding third-party libraries and non-original code; (4) the 67% completion factor represents management’s genuine assessment based on the milestone schedule in Section 13.5 above; (5) the $52.00/LOC benchmark rate is consistent with published CISQ/Capers Jones industry data for complex financial infrastructure software; and (6) no impairment indicators existed as of

December 31, 2025. This note was reviewed and approved by the Chief Technology Officer and Chief Executive Officer.

NOTE 14 - OTCM PROTOCOL BETA DIGITAL ASSET HOLDINGS AND SERIES M INVESTMENTS

Overview - Beta Program

During November 2025 through January 2026, the Company conducted the initial beta of the OTCM Protocol platform with three issuer companies: Groovy Company, Inc. (GROO), MSPC, and Green Leaf Innovations, Inc. (GRLF). Each beta participant issued 1,000,000,000 shares of Series “M” Preferred Stock at $0.0001 par value per share and minted the corresponding ST22 Security Tokens on the Solana blockchain, with all Series M shares held in perpetuity by Empire Stock Transfer, Inc. as SEC-registered transfer agent and custodian. The beta program was conducted entirely on a non-cash basis; no USD consideration was exchanged between the Company and any beta issuer.

(a) GROO ST22 Security Tokens - $61,555

As part of its own participation in the beta program, Groovy Company, Inc. minted 1,000,000,000 GROO ST22 Security Tokens backed 1:1 by 1,000,000,000 shares of the Company’s own Series “M” Preferred Stock held in perpetuity at Empire Stock Transfer, Inc. The minted tokens were deposited into the OTCM Protocol liquidity pool on the Solana blockchain. The GROO ST22 token is pegged to Solana (SOL); accordingly, the carrying value of the Company’s digital asset holdings fluctuates with the market price of SOL. The digital asset holdings of $61,555 represent the SOL-pegged fair market value of GROO ST22 tokens held in the Company’s protocol liquidity pool as of December 31, 2025, measured using observable Solana market prices (ASC 820, Level 2 inputs). The tokens are classified as a current digital asset on the balance sheet as the Company expects to deploy them in connection with platform launch activities within twelve months. The carrying value is subject to cryptocurrency price risk; a decline in the SOL market price would reduce the reported value of these holdings. The Company’s own Series M Preferred Shares that back the GROO ST22 tokens are eliminated in the Company’s standalone financial statements as they represent treasury-equivalent equity instruments; only the resulting SOL-pegged token asset is recorded.

(b) Series M Preferred Shares - MSPC & GRLF ST22 Token Backing - $200,000

During December 2025, as part of the OTCM Protocol beta program, MSPC and Green Leaf Innovations, Inc. (GRLF) each entered into tokenization agreements with the Company pursuant to which each issuer authorized the Company to tokenize their Series “M” Preferred Stock on the OTCM Protocol ST22 platform. In connection with these agreements, each issuer issued 1,000,000,000 shares of their respective Series “M” Preferred Stock (aggregate 2,000,000,000 shares across both issuers) to be held in perpetuity in the Company’s name by Empire Stock Transfer, Inc. as SEC-registered transfer agent and custodian. These shares serve as the permanent 1:1 backing collateral for the corresponding ST22 Security Tokens that the Company will mint and issue into the market on behalf of each issuer. Upon minting, each outstanding ST22 token is backed by one corresponding Series “M” Preferred Share held in custody. The Company received these shares as consideration for providing the minting and tokenization services constituting the Company’s core protocol business activity.

Accounting Treatment:

The Series M Preferred Shares received from MSPC and GRLF do not represent equity investments in those companies; rather, they constitute ST22 token backing collateral assets - the permanent 1:1 reserve held in custody that gives each corresponding ST22 Security Token its underlying asset backing. These shares are received as consideration for tokenization and minting services rendered by the Company, and are accounted for as non-current custodial backing assets recorded at the fair value of the services rendered under ASC 845 (Nonmonetary Transactions) and ASC 606 (Revenue from Contracts with Customers). Because no observable market price exists for Series “M” Preferred Shares, and because the shares are irrevocably committed to token backing and cannot be redeemed, sold, or transferred by the Company for any purpose other than in connection with token redemption through the OTCM Protocol, fair value is determined at par value - the most objectively determinable measure of value for these instruments. The Company holds these shares solely in its capacity as protocol operator, not as a financial investor. The recorded value is:

   MSPC:  1,000,000,000 shares × $0.0001 par = $100,000

   GRLF:  1,000,000,000 shares × $0.0001 par = $100,000

   Total Series M Preferred Shares held as ST22 token backing collateral: $200,000

These token backing collateral assets are classified as non-current assets on the balance sheet. The Series M Preferred Shares are held in perpetuity by Empire Stock Transfer, Inc. in the Company’s name and are not redeemable by the issuing companies under any circumstances. The shares may only be transferred or cancelled in connection with the redemption or cancellation of the corresponding ST22 Security Tokens through the OTCM Protocol, at which point the Company’s corresponding token backing asset would be extinguished. The carrying value of the token backing collateral is evaluated for impairment annually, or more frequently if triggering events indicate the carrying value may not be recoverable. As of December 31, 2025, no impairment indicators have been identified. The Company does not hold these shares as a financial investor and has no economic interest in the ongoing operations or equity value of MSPC or GRLF beyond their function as token-backed issuers on the OTCM Protocol platform.

Revenue Recognition:

The Company recognized $200,000 in protocol service revenue during December 2025 in connection with the beta minting services rendered to MSPC and GRLF, equal to the fair value of the Series M Preferred Shares received as consideration. Revenue was recognized at the point in time the minting performance obligation was satisfied in accordance with ASC 606-10-25-27 (Revenue from Contracts with Customers). No cash was exchanged.

Custodial Arrangement:

Empire Stock Transfer, Inc., the Company’s SEC-registered transfer agent, serves as custodian for all Series M Preferred Shares held on behalf of the Company. Empire Stock Transfer was founded by and is led by Patrick Mokros, the Company’s Chief Operating Officer and co-founder. This arrangement constitutes a related-party transaction as disclosed in Note 8.

Non-Cash Disclosure:

Both the GROO ST22 beta minting ($61,555) and the receipt of MSPC and GRLF Series M Preferred Shares as ST22 token backing collateral ($200,000) are non-cash transactions excluded from the statement of cash flows and disclosed in the Supplemental Disclosure of Non-Cash Investing and Financing Activities.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) designed to ensure that information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting described below.

Management identified the following material weaknesses: (i) insufficient accounting staff with appropriate U.S. GAAP expertise; (ii) lack of formal written accounting policies and procedures; and (iii) limited segregation of duties given the small size of the Company’s accounting function. Management intends to remediate these material weaknesses as the Company grows and resources permit.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about the Company’s directors and executive officers as of December 31, 2025. Jeff Turner (Chief Legal Counsel) and John Morgan (VP of Issuer Services) joined the Company in February 2026 and are disclosed as subsequent events in Note 11.

Name	Title	Background
Berj Abajian	CEO / Director Director since: July 1, 2025

Age: 66. Director and Officer since July 1, 2025. Over 20 years of public markets experience. Responsible for overall corporate strategy, investor relations, and regulatory compliance. Mr. Abajian also serves as Chief Executive Officer of Bergio International, Inc., a publicly traded company.

Patrick Mokros	COO / Director Director since: July 1, 2025

Age: 44. Director and Officer since July 1, 2025. Founder and Chief Executive Officer of Empire Stock Transfer, Inc., an SEC-registered transfer agent. Responsible for Company operations and custody infrastructure.

Franjose Yglesias	CTO / Director Director since: July 1, 2025

Age: 62. Director and Officer since July 1, 2025. Over 35 years of software development experience with extensive blockchain development across multiple international projects. Chief Architect of OTCM Protocol. Mr. Yglesias also serves as Chief Executive Officer of Pineapple Express Cannabis Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to named executive officers for the fiscal years ended December 31, 2025 and 2024:

Executive	2025 Salary	2024 Salary
Berj Abajian, CEO	$150,000	$-
Patrick Mokros, COO	$150,000	$-
Franjose Yglesias, CTO	$150,000	$150,000

All three executive officers executed 10-year employment agreements on September 30, 2025, at an annual salary of $150,000 each. As of December 31, 2025, no cash compensation had been paid; accrued compensation totaled $225,000 ($75,000 per officer). Jeff Turner (Chief Legal Counsel) and John Morgan (VP of Issuer Services) joined in February 2026, each at $150,000 per year; their compensation will first appear in the fiscal year 2026 compensation table.. Berj Abajian and Patrick Mokros were not employed by the Company during fiscal year 2024; accordingly, no compensation was paid or accrued to those individuals for 2024. Franjose Yglesias served as sole executive officer in 2024 under a prior arrangement at $150,000 per annum, accrued and unpaid. The $- shown for Berj Abajian and Patrick Mokros in 2024 reflects $0 compensation for that year

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2025, the following persons are known to own beneficially more than five percent (5%) of any class of the Company’s voting securities:

Name and Class	Shares	% Ownership
Berj Abajian, CEO / Director - Series A Preferred	15,000,000	15.0% of authorized; 33.3% of issued
Patrick Mokros, COO / Director - Series A Preferred	15,000,000	15.0% of authorized; 33.3% of issued
Franjose Yglesias, CTO / Director - Series A Preferred	15,000,000	15.0% of authorized; 33.3% of issued
Treasury (unissued) - Series A Preferred	55,000,000	55.0% of authorized
Total Series A Preferred Authorized	100,000,000	100%
Officers and Directors (as a group) - Common Stock	~2,953,602	~40.0% of outstanding

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following related party transactions occurred during the fiscal year ended December 31, 2025:  Note Payable - Chief Technology Officer. During the year ended December 31, 2025, Franjose Yglesias, the Company’s Chief Technology Officer and a member of the Board of Directors, advanced an aggregate of $44,500 to the Company to fund working capital and general operating expenses. The advances are evidenced by a demand promissory note bearing interest at 8% per annum, with no fixed maturity date, repayable upon demand by the holder. As of December 31, 2025, the outstanding principal balance was $44,500. This note is presented as “Note payable, related party - Franjose Yglesias, CTO” in the current liabilities section of the balance sheet. See Note 8 to the financial statements for additional detail.

Employment and Director Agreements. On September 30, 2025, the Company entered into ten-year employment and board of director agreements with its three executive officers: Berj Abajian (CEO), Patrick Mokros (COO), and Franjose Yglesias (CTO), each at an annual base salary of $150,000. As of December 31, 2025, no cash compensation had been paid under these agreements; compensation continues to accrue. See Note 8 to the financial statements for additional detail.  Series A Preferred Stock. On June 12, 2025, the Company issued 100,000,000 shares of Series A Preferred Stock to Franjose Yglesias as consideration for the IP Assignment. On July 1, 2025, Mr.

Yglesias returned 85,000,000 shares to treasury. On September 30, 2025, the Company issued 15,000,000 shares each to Berj Abajian and Patrick Mokros pursuant to their employment agreements. As of December 31, 2025, 45,000,000 Series A shares are issued and outstanding (15,000,000 each to Abajian, Mokros, and Yglesias), with 55,000,000 shares held in treasury. Each Series A share carries 100 votes per share and is permanently non-convertible, representing the Company’s control block. See Note 9 for complete disclosure.  Director Independence. The Company’s board of directors does not include any independent directors as defined by applicable stock exchange rules, given the Company’s size and current stage of development.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company did not engage an independent registered public accounting firm for the fiscal year ended December 31, 2025. Accordingly, no audit fees, audit-related fees, tax fees, or other fees were incurred or paid to any independent registered public accounting firm during fiscal years 2025 or 2024. The financial statements included in this Annual Report are unaudited and are the sole responsibility of management.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 97 (Compensation Recovery Policy): The Company’s common stock is not listed on a national securities exchange. Accordingly, the Company is not subject to the listing standards requiring adoption of a compensation recovery (clawback) policy pursuant to Exchange Act Rule 10D-1 and the related national exchange listing requirements. No Exhibit 97 is required.

GLOSSARY OF ACRONYMS AND DEFINED TERMS

The following acronyms and defined terms are used throughout this Annual Report on Form 10-K:

Acronym / Term	Definition
10-K	Annual Report on Form 10-K filed with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.
Admin Dashboard	The OTCM Protocol’s administrative web interface used by Company personnel to manage issuer onboarding, token issuance, compliance monitoring, and platform operations.
AI	Artificial Intelligence - used in the OTCM Protocol’s planned AI Predictive Market Module, which will provide algorithmic price discovery and market analytics for ST22 Security Token trading.
AMM	Automated Market Maker - an algorithmic liquidity protocol used within the OTCM Protocol CEDEX to set token prices and execute trades without a traditional order book.
APIC	Additional Paid-In Capital - the amount received from investors above the par value of stock.
APY	Annual Percentage Yield - the effective annual rate of return including the effect of compounding.

ASC	Accounting Standards Codification - the single source of authoritative U.S. GAAP issued by the Financial Accounting Standards Board (FASB).
ATM	Automated Teller Machine.
Category 1

SEC Joint Staff Statement Category 1 (Issuer-Authorized Tokenization) - a regulatory framework described in the SEC Joint Staff Statement on Tokenization (January 28, 2026) under which issuers may sponsor tokenized securities that are backed 1:1 by the issuer’s own registered or exempt securities.

CEDEX	Centralized Exchange - the OTCM Protocol’s proprietary TypeScript/React trading interface for ST22 Security Tokens; formally designated OTCM CEDEX.
CEO	Chief Executive Officer.
CFO / PFO	Chief Financial Officer / Principal Financial Officer.
CISQ	Consortium for Information and Software Quality - a standards body that publishes software cost and quality benchmarks referenced in the OTCM Protocol software valuation.
CLOC	Count Lines of Code - an open-source utility used to measure the volume of original logical source code in the OTCM Protocol codebase.
COO	Chief Operating Officer.
CTO	Chief Technology Officer.
DAO	Decentralized Autonomous Organization - the OTCM Protocol’s on-chain governance system enabling token holders to vote on protocol parameters.
DeFi	Decentralized Finance - a category of blockchain-based financial applications that provide financial services (lending, trading, liquidity) without traditional centralized intermediaries.
DEX	Decentralized Exchange - a peer-to-peer marketplace for cryptocurrency trading without a central intermediary. Distinct from OTCM CEDEX.
Digital Ocean	A cloud infrastructure provider used to host certain OTCM Protocol backend services, including Kubernetes clusters and managed database instances.
DTC	Depository Trust Company - the central securities depository for U.S. equities.
EPS	Earnings Per Share.
Exchange Act	Securities Exchange Act of 1934, as amended.
Expert Market

A restricted trading tier of OTC Markets Group available only to broker-dealers and sophisticated/professional investors. Retail investors generally cannot purchase Expert Market securities through standard brokerage platforms. The Company’s common stock is currently quoted on the Expert Market due to loss of Rule 15c2-11 eligibility.

FASB	Financial Accounting Standards Board.
FINRA	Financial Industry Regulatory Authority.
Form 211	FINRA Form 211 - the application filed by a registered broker-dealer with FINRA to initiate or resume publication of quotations for an OTC security under Rule 15c2-11.
GAAP	Generally Accepted Accounting Principles in the United States.
GitHub	A web-based platform for version control and collaborative software development. The OTCM Protocol codebase is maintained in the Company’s GitHub repository.
GRLF	Green Leaf Innovations, Inc. - OTC-traded issuer that completed OTCM Protocol beta testing.
GROO	Groovy Company, Inc. - the Company’s OTC ticker symbol.
IP	Intellectual Property.

Kubernetes	An open-source container orchestration system used by the Company to deploy, manage, and scale OTCM Protocol backend services on Digital Ocean cloud infrastructure.
KYC / AML	Know Your Customer / Anti-Money Laundering - regulatory compliance procedures.
Layer-2

A secondary framework or protocol built on top of an existing Layer-1 blockchain (such as Solana) to improve scalability, add functionality, or enable specialized applications. The OTCM Protocol operates as a Layer-2 solution on Solana.

Liquidity Pool	A smart-contract-held reserve of tokens used to facilitate automated trading within the OTCM CEDEX. GROO ST22 Security Tokens minted during beta were deposited into the OTCM Protocol liquidity pool.
LOC	Lines of Code - the metric used to quantify the OTCM Protocol software codebase for valuation purposes.
MSPC	Metrospace, Inc. - an OTC-traded issuer company that completed OTCM Protocol beta testing.
NRV	Net Realizable Value.
OCI	Accumulated Other Comprehensive Income (Loss).
OTC	Over-the-Counter - securities traded through broker-dealer networks rather than on a national securities exchange.
OTCM	Over the Counter Microcap - the Company’s protocol brand and the basis for its ticker symbol GROO.
OTCM CEDEX	The OTCM Protocol’s proprietary centralized exchange interface, built in TypeScript/React, through which ST22 Security Tokens are traded.
OTCM Protocol

Over the Counter Microcap Protocol - the Company’s principal product: a Layer-2 blockchain platform on Solana that creates ST22 Security Tokens backed 1:1 by Series “M” Preferred Shares, creating permanent liquid markets for OTC microcap securities.

OTCQB	The Venture Market tier of OTC Markets Group, one level above the Pink Market.
PNXP	Pineapple Express Cannabis Company - the counterparty in the Company’s February 19, 2025 Share Purchase Agreement.
PP&E	Property, Plant and Equipment.
Reg D / Rule 506(c)	Regulation D, Rule 506(c) - an SEC exemption allowing general solicitation of accredited investors in private placements.
Rule 15c2-11	SEC Rule 15c2-11 under the Exchange Act - governs when a broker-dealer may publish quotations for OTC securities. Loss of eligibility results in relegation to the Expert Market.
Rust / Anchor	Programming language (Rust) and framework (Anchor) used to develop the OTCM Protocol’s on-chain Solana smart contracts.
SE	Stockholders’ Equity (or Deficit).
SEC	U.S. Securities and Exchange Commission.
Series A Preferred Stock	The Company’s voting control preferred share class, authorized at 100,000,000 shares at $0.001 par value, carrying 100 votes per share. Non-convertible and non-redeemable.
Series B Preferred Stock	Preferred shares authorized at 200,000,000 shares at $0.001 par value, designated for executive, director, and advisor compensation with voluntary conversion to common stock subject to board approval.
Series C Preferred Stock	Preferred shares authorized at 200,000,000 shares at $0.001 par value, designated for M&A, Reg A, and strategic transactions, convertible to common stock at a 1:2 ratio.
Series M

Series ‘M’ Preferred Stock - the special-purpose preferred share class issued at $0.0001 par value, used exclusively as 1:1 backing collateral for ST22 Security Tokens and held in perpetuity by Empire Stock Transfer, Inc.

Series S Preferred Stock

Preferred shares authorized at 200,000,000 shares at $0.001 par value, designated for the Company’s Security Token Offering (STO) under Reg D, tokenized and convertible to common stock at a 1:1.5 ratio.

SOL	The native cryptocurrency of the Solana blockchain, used as the OTCM Protocol’s treasury asset and price reference for ST22 token valuation.
Solana	A high-performance Layer-1 blockchain on which the OTCM Protocol operates as a Layer-2 solution.
SPA	Share Purchase Agreement - specifically, the February 19, 2025 agreement between the Company and Pineapple Express Cannabis Company (PNXP).
SPL Token-2022	Solana Program Library Token-2022 - the advanced Solana token standard used for all ST22 Security Tokens, supporting Transfer Hook Extensions and other compliance features.
ST22	Security Token-2022 - the OTCM Protocol’s designation for its issuer-sponsored tokenized securities issued under the Solana SPL Token-2022 standard, backed 1:1 by Series ‘M’ Preferred Shares.
Staking Node	A participant in the OTCM Protocol’s bonding curve mechanism that locks SOL or ST22 tokens to provide liquidity and earn staking rewards, projected at 20–30% APY.
STI	Stock to be Issued - equity committed but not yet formally issued.
STO	Security Token Offering - the Company’s planned $20,000,000 Regulation D Rule 506(c) capital raise via OTCM utility tokens.
Tokenization

The process of representing ownership of a real-world asset (such as a preferred share) as a digital token on a blockchain. The OTCM Protocol tokenizes Series “M” Preferred Shares as ST22 Security Tokens.

Transfer Hook

A programmable extension within the Solana SPL Token-2022 standard that enforces custom logic (such as compliance checks, transfer restrictions, and KYC/AML controls) automatically upon every token transfer. The OTCM Protocol’s Transfer Hook Security Foundation implements 42 security controls in Rust/Anchor.

TypeScript / React	Programming language (TypeScript) and UI framework (React) used to develop the OTCM CEDEX and Admin Dashboard components.
U.S. GAAP	United States Generally Accepted Accounting Principles.
Web3

The third generation of the World Wide Web, characterized by decentralized applications (dApps) built on blockchain infrastructure, enabling peer-to-peer transactions and user-owned digital assets without centralized intermediaries. The OTCM Protocol’s Web3 Wallet provides native iOS/Android access to ST22 Security Token trading.

Wyoming	The state of incorporation of Groovy Company, Inc. following redomiciliation in July 2021.
XBRL	eXtensible Business Reporting Language - the interactive data format required for SEC filings.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Groovy Company, Inc.
10.1	OTCM Protocol Software Valuation Report, dated January 24, 2026
10.2	Intellectual Property Assignment Agreement between Groovy Company, Inc. and Franjose Yglesias, dated June 12, 2025
10.3	Employment Agreement - Berj Abajian, Chief Executive Officer, dated January 1, 2026
10.4	Employment Agreement - Patrick Mokros, Chief Operating Officer, dated January 1, 2026
10.5	Employment Agreement - Franjose Yglesias, Chief Technology Officer, dated January 1, 2026
10.6	Employment Agreement - Jeff Turner, Chief Legal Counsel, dated January 1, 2026
10.7	Employment Agreement - John Morgan, Vice President of Issuer Services, dated January 1, 2026
10.8	Board Service Agreement - Berj Abajian, Chief Executive Officer, effective January 1, 2026
10.9	Board Service Agreement - Patrick Mokros, Chief Operating Officer, effective January 1, 2026
10.10	Board Service Agreement - Franjose Yglesias, Chief Technology Officer, effective January 1, 2026
10.11	Board Service Agreement - Jeff Turner, Chief Legal Counsel, effective January 1, 2026
10.12	Board Service Agreement - John Morgan, Vice President of Issuer Services, effective January 1, 2026
10.13	Omnibus Board Resolution Authorizing Employment Agreements and Board Service Agreements for All Executive Officers and Directors, effective January 1, 2026
19	Insider Trading Policies and Procedures
31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2026

GROOVY COMPANY, INC.

By:/s/ Berj Abajian

Berj Abajian

Chief Financial Officer

Chief Executive Officer